Form 10-Q
period 2001-09-29
EAGLE FAMILY FOODS INC; EAGLE FAMILY FOODS HOLDINGS INC
filed 2001-11-13
CIK 1059761, 1054040

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q
(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 29, 2001
                                       or
[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ___ to ___

               Commission file numbers 333-50305 and 333-50305-01

                              ------------------

                        Eagle Family Foods Holdings, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                                  13-3983598
        (State or other jurisdiction                      (IRS Employer
      of incorporation or organization)               Identification Number)

                            Eagle Family Foods, Inc.
             (Exact name of registrant as specified in its charter)

                     Delaware                               13-3982757
           (State or other jurisdiction                    (IRS Employer
         of incorporation or organization)            Identification Number)

           735 Taylor Road, Suite 200                        43230
                   Gahanna, OH                            (Zip Code)
    (Address of principal executive offices)

       Registrants' telephone number, including area code: (614) 501-4200

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                          Yes [X]           No [_]

     As of November 13, 2001, there were 1,031,382 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

================================================================================

                                TABLE OF CONTENTS


   Part I - Financial Information

        Item 1.  Financial Statements                                                                                      Page
                                                                                                                           ----
        Eagle Family Foods, Inc.

        Eagle Family Foods, Inc. Statements of Operations and Comprehensive Income (Loss) for the thirteen week
        periods ended September 29, 2001 and September 30, 2000......................................................        3

        Eagle Family Foods, Inc. Balance Sheets as of September 29, 2001 and June 30, 2001...........................        4

        Eagle Family Foods, Inc. Statements of Cash Flows for the thirteen week periods ended September 29, 2001
        and September 30, 2000.......................................................................................        5

        Eagle Family Foods, Inc. Statement of Changes in Stockholder's Equity for the thirteen week period
        ended September 29, 2001.....................................................................................        6

        Eagle Family Foods Holdings, Inc.

        Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Income (Loss)
        for the thirteen week periods ended September 29, 2001 and September 30, 2000................................        7

        Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of September 29, 2001 and June 30, 2001.....        8

        Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the thirteen week periods
        ended September 29, 2001 and September 30, 2000..............................................................        9

        Eagle Family Foods Holdings, Inc. Consolidated Statement of Changes in Stockholders' Deficit for the
        thirteen week period ended September 29, 2001................................................................       10

        Notes to the Financial Statements............................................................................       11

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..............       15

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................       19

   Part II - Other Information

        Item 6.  Exhibits and Reports on Form 8-K....................................................................       20

                          PART I. FINANCIAL INFORMATION

               Item 1.  FINANCIAL STATEMENTS

                            EAGLE FAMILY FOODS, INC.
            Statements of Operations and Comprehensive Income (Loss)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   Thirteen Week
                                                                                   Period Ended
                                                                          September 29,     September 30,
                                                                              2001              2000
                                                                          -------------     -------------
        Net sales......................................................   $      48,208     $      51,232
        Cost of goods sold.............................................          23,837            23,942
                                                                          -------------     -------------
           Gross margin................................................          24,371            27,290
        Distribution expense...........................................           3,381             3,375
        Marketing expense..............................................          10,109            12,109
        General and administrative expense.............................           2,735             3,481
        Amortization of intangibles....................................           2,523             2,788
        Gain on sale of product lines, net of reorganization charges...         (18,722)               --
                                                                          -------------     -------------
           Operating income............................................          24,345             5,537
        Interest expense, net..........................................           7,367             8,657
                                                                          -------------     -------------
           Income (loss) before income taxes...........................          16,978            (3,120)
        Income tax (benefit) expense...................................           6,311            (1,140)
                                                                          -------------     -------------
           Net income (loss)...........................................   $      10,667     $      (1,980)
                                                                          =============     =============
        Other comprehensive income (loss):
           Cumulative effect of accounting change (net of
                tax of $741)...........................................              --             1,262
           Change in fair value of financial derivatives (net
                 of tax benefit of $381)...............................              --              (649)
           Reclassification to interest expense (net of tax
                 benefit of $29).......................................             (50)               --
           Foreign translation adjustment..............................             (14)              (22)
                                                                          -------------     -------------
           Comprehensive income (loss).................................   $      10,603     $      (1,389)
                                                                          =============     =============

  The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.
                                 Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                                    September 29,      June 30,
                                                                                         2001            2001
                                                                                    -------------    -------------
                                     Assets                                          (Unaudited)
Current assets
   Cash and cash equivalents.....................................................   $       2,459    $       1,064
   Accounts receivable, net......................................................          17,036           14,334
   Inventories...................................................................          34,637           36,929
   Other current assets..........................................................             722            1,487
   Intercompany receivable.......................................................           1,382              423
                                                                                    -------------    -------------
     Total current assets........................................................          56,236           54,237

Property and equipment, net......................................................          24,250           31,014
Notes receivable from related parties ...........................................              --              339
Intangibles, net.................................................................         168,358          260,597
Deferred income taxes............................................................          27,626           33,889
Other non-current assets.........................................................           7,239            7,470
                                                                                    -------------    -------------
Total assets ....................................................................   $     283,709    $     387,546
                                                                                    =============    =============

                      Liabilities and Stockholder's Equity
Current liabilities
   Current portion of long-term debt.............................................   $          --    $         750
   Accounts payable..............................................................           7,476            7,021
   Other accrued liabilities.....................................................          11,997            3,954
   Accrued interest..............................................................           2,570            8,508
                                                                                    -------------    -------------
     Total current liabilities...................................................          22,043           20,233

Long-term debt...................................................................         216,500          332,750

Commitments and contingencies

Stockholder's equity
   Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares
     issued and outstanding......................................................               1                1
   Additional paid-in capital....................................................          92,500           92,500
   Accumulated deficit...........................................................         (47,306)         (57,973)
   Accumulated other comprehensive income (loss).................................             (29)              35
                                                                                    -------------    -------------
     Total stockholder's equity..................................................          45,166           34,563
                                                                                    -------------    -------------
Total liabilities and stockholder's equity.......................................   $     283,709    $     387,546
                                                                                    =============    =============

  The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.
                            Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                       Thirteen Week
                                                                                                        Period Ended
                                                                                               September 29,    September 30,
                                                                                                   2001             2000
                                                                                               -------------    -------------
       Cash flows from (used in) operating activities:
          Net income (loss).................................................................   $      10,667    $      (1,980)
          Adjustments to reconcile net loss to net cash from (used in) operating activities:
            Depreciation and amortization...................................................           4,128            4,292
            Amortization of deferred financing costs........................................             807              470
            Loss on retirement of fixed assets.............................................               --                5
            Deferred taxes..................................................................           6,263             (797)
            Gain on divestiture.............................................................         (18,722)              --
          Net change in assets and liabilities:
            Accounts receivable, net........................................................          (2,702)          (5,714)
            Inventories.....................................................................            (688)             156
            Accounts payable................................................................             455           (2,871)
            Other assets....................................................................            (365)          (1,861)
            Other liabilities...............................................................          (9,221)          (3,165)
                                                                                               -------------    -------------
       Cash used in operating activities....................................................          (9,378)         (11,465)

       Cash from (used in) investing activities:
          Capital expenditures..............................................................             (90)            (410)
          Proceeds from sale of assets......................................................              18               --
          Proceeds from sale of business....................................................         128,425               --
                                                                                               -------------    -------------
          Cash from (used in) investing activities..........................................         128,353             (410)

       Cash from (used in) financing activities:
          Payment under term loan facility..................................................        (118,000)            (250)
          Borrowings under revolving credit facility........................................          13,800           18,000
          Other financing costs.............................................................            (580)              --
          Payments under revolving credit facility..........................................         (12,800)          (6,500)
                                                                                               -------------    -------------
          Cash from (used in) financing activities..........................................        (117,580)          11,250

       Increase (decrease) in cash and cash equivalents....................................            1,395             (625)
       Cash and cash equivalents at beginning of period.....................................           1,064            1,197
                                                                                               -------------    -------------
       Cash and cash equivalents at end of period...........................................   $       2,459    $         572
                                                                                               =============    =============

  The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.
                  Statement of Changes in Stockholder's Equity
              For the Thirteen Week Period Ended September 29, 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                       Accumulated
                                                      Additional                          Other
                                          Common        Paid -       Accumulated      Comprehensive
                                           Stock      In Capital        Deficit        Income (Loss)         Total
                                        ------------  ----------   ---------------   -----------------   ---------------
Balance, June 30, 2001...............   $          1  $   92,500   $       (57,973)  $              35   $        34,563
Net income...........................             --          --            10,667                  --            10,667
Other comprehensive income (loss):
  Change in fair value of financial
      derivatives....................             --          --                --                 (50)              (50)
  Foreign translation adjustment.....             --          --                --                 (14)              (14)
                                        ------------  ----------   ---------------   -----------------   ---------------
Balance, September 29, 2001..........   $          1  $   92,500   $       (47,306)  $             (29)  $        45,166
                                        ============  ==========   ===============   =================   ===============

   The accompanying notes are an integral part of these financial statements.

                        EAGLE FAMILY FOODS HOLDINGS, INC.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                Thirteen Week
                                                                                 Period Ended
                                                                        September 29,   September 30,
                                                                            2001            2000
                                                                        -------------   -------------
Net sales............................................................   $      48,208   $      51,232
Cost of goods sold...................................................          23,837          23,942
                                                                        -------------   -------------
   Gross margin......................................................          24,371          27,290
Distribution expense.................................................           3,381           3,375
Marketing expense....................................................          10,109          12,109
General and administrative expense...................................           2,705           3,483
Amortization of intangibles..........................................           2,523           2,788
Gain on sale of product lines, net of reorganization charges.........         (18,722)             --
                                                                        -------------   -------------
   Operating income..................................................          24,375           5,535
Interest expense, net................................................           7,367           8,657
                                                                        -------------   -------------
   Income (loss) before income taxes.................................          17,008          (3,122)
Income tax (benefit) expense ........................................           6,311          (1,140)
                                                                        -------------   -------------
   Net income (loss).................................................   $      10,697   $      (1,982)
                                                                        =============   =============
Other comprehensive income (loss):
   Cumulative effect of accounting change (net of tax of
      $741)..........................................................              --           1,262
   Change in fair value of financial derivatives (net of
      tax benefit of $381)...........................................              --            (649)
   Reclassafication to interest expense (net of tax benefit of
      $29)...........................................................             (50)             --
   Foreign translation adjustment....................................             (14)            (22)
                                                                        -------------   -------------
   Comprehensive income (loss).......................................   $      10,633   $      (1,391)
                                                                        =============   =============

 The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                          Consolidated Balance Sheets
                   (Dollars in Thousands Except Share Data)

                                                                                              September 29,           June 30,
                                                                                                   2001                 2001
                                                                                              -------------        -------------
                                          Assets                                               (unaudited)
Current assets
  Cash and cash equivalents.............................................................      $       2,459        $       1,064
  Accounts receivable, net..............................................................             17,036               14,334
  Inventories...........................................................................             34,637               36,929
  Other current assets..................................................................                722                1,487
                                                                                              -------------        -------------
    Total current assets................................................................             54,854               53,814
Property and equipment, net.............................................................             24,250               31,014
Intangibles, net........................................................................            168,358              260,597
Deferred income taxes...................................................................             27,626               33,889
Other non-current assets................................................................              7,239                7,470
                                                                                              -------------        -------------
Total assets............................................................................      $     282,327        $     386,784
                                                                                              =============        =============

                        Liabilities and Stockholders' Deficit
Current liabilities
  Current portion of long-term debt.....................................................      $          --        $         750
  Accounts payable......................................................................              7,476                7,021
  Other accrued liabilities.............................................................             11,997                3,954
  Accrued interest......................................................................              2,570                8,508
                                                                                              -------------        -------------
    Total current liabilities...........................................................             22,043               20,233

Long-term debt..........................................................................            216,500              332,750

Commitments and contingencies

Redeemable preferred stock, 1,000,000 shares authorized:
  Series A preferred stock, $100 stated value, 816,750 shares issued and
    outstanding, at redemption value....................................................            116,844              114,162
  Treasury stock, 10,962 and 3,438 shares, respectively, at cost........................             (1,389)                (423)
  Subscription receivable...............................................................                 --                 (333)
                                                                                              -------------        -------------
                                                                                                    115,455              113,406
  Series B preferred stock, $100,000 stated value, 99 shares issued and
    outstanding, at redemption value....................................................             12,047               11,757
                                                                                              -------------        -------------
    Total redeemable preferred stock....................................................            127,502              125,163

Stockholders' deficit
  Common stock $0.01 par value, 1,200,000 shares authorized, 1,031,382
    and 1,116,704 shares issued and outstanding, respectively...........................                 10                   11
  Additional paid-in capital............................................................                958                1,001
  Accumulated deficit...................................................................            (84,657)             (92,388)
  Accumulated other comprehensive income (loss).........................................                (29)                  35
  Other.................................................................................                 --                  (21)
                                                                                              -------------        -------------
    Total stockholders' deficit.........................................................            (83,718)             (91,362)
                                                                                              -------------        -------------
Total liabilities and stockholders' deficit.............................................      $     282,327        $     386,784
                                                                                              =============        =============

  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                                         Thirteen Week
                                                                                                          Period Ended
                                                                                              September 29,         September 30,
                                                                                                   2001                 2000
                                                                                            ----------------       --------------
Cash flows from (used in) operating activities:
  Net income (loss)...................................................................      $         10,697       $       (1,982)
  Adjustments to reconcile net loss to net cash from (used in) operating activities:
    Depreciation and amortization.....................................................                 4,098                4,294
    Amortization of deferred financing costs..........................................                   807                  470
    Loss on retirement of fixed assets................................................                    --                    5
    Deferred taxes....................................................................                 6,263                 (797)
    Gain on divestiture...............................................................               (18,722)                  --
  Net change in assets and liabilities:
    Accounts receivable, net..........................................................                (2,702)              (5,714)
    Inventories.......................................................................                  (688)                 156
    Accounts payable..................................................................                   455               (2,871)
    Other assets......................................................................                   594               (1,861)
    Other liabilities.................................................................                (9,214)              (3,165)
                                                                                            ----------------       --------------
  Cash used in operating activities...................................................                (8,412)             (11,465)

Cash from (used in) investing activities:
  Capital expenditures................................................................                   (90)                (410)
  Proceeds from the sale of assets....................................................                    18                   --
  Proceeds from the sale of business..................................................               128,425                   --
                                                                                            ----------------       --------------
  Cash from (used in) investing activities............................................               128,353                 (410)

Cash from (used in) financing activities:
  Payment under term loan facility....................................................              (118,000)                (250)
  Borrowings under revolving credit facility..........................................                13,800               18,000
  Payments under revolving credit facility............................................               (12,800)              (6,500)
  Other financing costs...............................................................                  (580)                  --
  Purchase of Series A Preferred Stock................................................                  (966)                  --
                                                                                            ----------------       --------------
  Cash from (used in) financing activities............................................              (118,546)              11,250

Increase (decrease) in cash and cash equivalents......................................                 1,395                 (625)
Cash and cash equivalents at beginning of period......................................                 1,064                1,197
                                                                                            ----------------       --------------
Cash and cash equivalents at end of period............................................      $          2,459       $          572
                                                                                            ================       ==============

Supplemental disclosure:
  Non-cash financing activities including dividends accrued on redeemable
    preferred stock...................................................................      $          3,069       $        2,838
                                                                                            ================       ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
          Consolidated Statement of Changes in Stockholders' Deficit
             For the Thirteen Week Period Ended September 29, 2001
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                    Accumulated
                                                      Additional                       Other
                                         Common         Paid -      Accumulated    Comprehensive
                                         Stock        In Capital      Deficit      Income (Loss)       Other          Total
                                      ------------   -----------   -------------   -------------   ------------   ------------
Balance, June 30, 2001............    $        11    $    1,001    $    (92,388)   $         35    $       (21)   $   (91,362)
Net income........................             --            --          10,697              --             --         10,697
Preferred stock dividend..........             --            --          (3,069)             --             --         (3,069)
Payment of dividends..............             --            --             103              --             --            103
Subscription receivable:
  Interest income.................             --            --              --              --              6              6
Amortization of unearned
  compensation....................             --            --              --              --             14             14
Termination of restricted
  common stock....................             (1)          (43)             --              --              1            (43)
Other comprehensive income (loss):
  Reclassification to interest
  expense.........................             --            --              --             (50)            --            (50)
  Foreign translation adjustment..             --            --              --             (14)            --            (14)
                                      ------------   -----------   -------------   ------------    ------------   ------------
Balance, September 29, 2001.......    $        10    $      958    $    (84,657)   $        (29)   $        --    $   (83,718)
                                      ============   ===========   =============   ============    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


1. Basis of Presentation:

     The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. ("Holdings") and its wholly-owned subsidiary, Eagle Family Foods, Inc. ("Eagle"). Also presented separately are the financial position, results of operations and cash flows of Eagle. Eagle and Holdings are collectively referred to as the "Company," unless the context indicates otherwise. All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial statements as of September 29, 2001 and September 30, 2000 and for the thirteen week periods ended September 29, 2001 and September 30, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and Eagle for the year ended June 30, 2001. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Recently Issued Accounting Statements:

     On October 4, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS No. 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). SFAS 144 develops one accounting model (based on the model in SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121")) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter in fiscal 2003. The Company is currently evaluating the impact of adopting SFAS 144.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations. The statement requires all business combinations to be accounted for under the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. The provisions of this pronouncement apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is evaluating this pronouncement and has not yet determined its impact on future financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition and for periods subsequent to acquisition. The Company is evaluating this pronouncement and has not yet determined its impact on future financial statements. The pronouncement will be adopted during the first quarter of the fiscal year ending June 28, 2003.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is evaluating the pronouncement and has not yet determined its impact on future financial statements. This pronouncement will be adopted during the fourth quarter of the fiscal year ending June 29, 2002.

     In May 2000, the FASB Emerging Issues Task Force ("EITF") released EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("Issue 00-14"). Issue 00-14 addresses the recognition, measurement, and income statement classification or sales incentives including point of sale coupons, rebates and free merchandise in connection with a single exchange

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


transaction. Upon the adoption of Issue 00-14, the Company will reclassify coupon redemption costs from marketing expense to net sales, resulting in no impact on net income. The coupon redemption costs for the thirteen week periods ended September 29, 2001 and September 30, 2000 were $749,000 and $233,000, respectively. The EITF deferred the effective date of Issue 00-14 to the quarter beginning after December 15, 2001. The Company will adopt the pronouncement during the third quarter of the fiscal year ending June 29, 2002.

     In September 2000, the EITF released EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" ("Issue 00-25"). Issue 00-25 addresses the income statement classification of certain consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's product. Such consideration includes, but is not limited to slotting fees, cooperative advertising programs, and buy down programs. Upon the adoption of Issue 00-25, the Company will reclassify these expenses from marketing expense to net sales, resulting in no impact on net income. Issue 00-25 is effective for the quarter beginning after December 15, 2001. The Company will adopt the pronouncement during the third quarter of the fiscal year ending June 29, 2002.

3. Divestiture:

     On September 19, 2001 the Company sold to Mott's Inc. and Cadbury Beverages Delaware, Inc. the Company's business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names and related assets including inventory and the manufacturing facility in Waterloo, New York (the "ReaLemon Sale") for $128,425,000 (subject to adjustment as provided in the Asset Purchase Agreement for such sale). The Company recognized a gain of $18,722,000 on the ReaLemon Sale, net of reorganization and transition charges, and the purchase price was paid in cash.

     In connection with the ReaLemon Sale, the Company committed to a plan ("Plan") to reorganize the management and operations of the Company. The Plan included the reduction of approximately 60 employees, including executives and administrative staff at the offices in Tarrytown, New York; Columbus, Ohio; and Gahanna, Ohio, and the closure of the corporate and research and development offices. The Company expects to complete the Plan by September 30, 2002. Costs expensed during the period ended September 29, 2001 related to the Plan and classified as "Gain on sale of product lines, net of reorganization charges" on the Consolidated Statement of Operations and Comprehensive Income (Loss) included $3,942,000 for severance and related termination costs and $827,000 for contractual lease liabilities and related office closure costs. The remaining cash requirements of the Plan as of September 29, 2001 are expected to total approximately $4,040,000.

     The selected consolidated results of operations excluding the results of operations for the ReaLemon and ReaLime product lines on a pro forma basis for the thirteen week periods ended September 29, 2001 and September 30, 2000 were (in thousands):

                                                 Thirteen Week Period Ended
                                               September 29,     September 30,
                                                    2001              2000
                                               -------------     -------------

          Net sales.......................     $      34,650     $      34,828
          Gross margin....................     $      16,044     $      17,233
          Operating Income................     $       1,574     $         918

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


4. Inventories:

     Inventories are stated at the lower of cost or market at September 29, 2001 and June 30, 2001 and consisted of the following (in thousands):

                                                  September 29,     June 30,
                                                       2001           2001
                                                  -------------  -------------

          Finished goods.......................   $      32,121  $      34,033
          Raw materials........................           2,516          2,896
                                                  -------------  -------------
            Total inventories..................   $      34,637  $      36,929
                                                  =============  =============

5. Property and Equipment:

     Property and equipment is recorded at cost at September 29, 2001 and June 30, 2001 and consisted of the following (in thousands):

                                                  September 29,     June 30,
                                                       2001           2001
                                                  -------------  -------------

          Land.................................   $         390  $         470
          Buildings and improvements...........           6,950          9,174
          Machinery and equipment..............          21,696         27,663
          Computer equipment and software......          11,682         11,862
          Construction in progress.............             132            351
                                                  -------------  -------------
            Total property and equipment.......          40,850         49,520
          Accumulated depreciation.............         (16,600)       (18,506)
                                                  -------------  -------------
            Property and equipment, net........   $      24,250  $      31,014
                                                  =============  =============

6. Intangible Assets:

     Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                      September 29,     June 30,      Estimated
                                          2001            2001      Useful Lives
                                      -------------   -----------   ------------

     Tradenames....................   $      91,000   $   141,000     40 years
     Goodwill......................          90,116       136,664     40 years
     Covenant not to compete.......          13,847        21,000      5 years
                                      -------------   -----------
       Total intangible assets.....         194,963       298,664
     Accumulated amortization......         (26,605)      (38,067)
                                      -------------   -----------
       Intangible assets, net......   $     168,358   $   260,597
                                      =============   ===========

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


7. Debt:

     Debt consisted of the following (in thousands):

                                                                                 September 29,         June 30,
                                                                                     2001                2001
                                                                                 --------------     ---------------
     Term loan facility due December 31, 2005................................    $       53,500     $       171,500
     Senior subordinated notes due January 15, 2008..........................           115,000             115,000
     Revolving credit facility due December 31, 2004.........................            48,000              46,000
     Revolving credit facility swingline loan due December 31, 2004..........                --               1,000
                                                                                 --------------      --------------
        Total debt...........................................................           216,500             333,500
     Less current portion of long-term debt..................................                --                (750)
                                                                                 --------------      --------------
        Long-term debt.......................................................    $      216,500      $      332,750
                                                                                 ==============      ==============

     The Company is the borrower under a credit agreement, dated as of January 23, 1998 and as amended (the "Credit Agreement"), which consists of (i) a $60.0 million seven-year revolving credit facility, including a $10.0 million swingline loan (the "Revolving Credit Facility") and (ii) a $175 million eight-year term loan (the "Term Loan Facility). The interest rate on the Term Loan Facility is LIBOR plus 4.00%. The Company used $118.0 million of the proceeds of the Realemon Sale to repay indebtedness under the Term Loan Facility. The interest rate on the Revolving Credit Facility is LIBOR plus 4.00% with the swingline loan portion bearing interest at the Prime rate plus 3.00%. The fair market value of the Term Loan Facility and the Revolving Credit Facility at September 29, 2001 was approximately the carrying value.


     The Company amended its Credit Agreement pursuant to an amendment dated August 10, 2001 (the "Amendment"), which became effective as of the completion of the ReaLemon Sale. Pursuant to the Amendment, the Company received consent from the lenders for the proposed ReaLemon Sale, and the lenders waived compliance with leverage ratio and consolidated cash interest expense coverage ratio financial covenants for periods commencing on and including September 29, 2001 and ending on and including December 28, 2002. The Amendment includes restrictions on the carrying balance of the Revolving Credit Facility for a period of thirty consecutive days commencing on a date not earlier than December 1 of any year and ending not later than March 31 of the following year. The Amendment also sets forth minimum requirements for consolidated earnings before interest, income tax, depreciation and amortization.


     The Company's $115.0 million of senior subordinated notes (the "Notes") are due January 15, 2008 and bear interest at 8.75% per annum, payable on January 15 and July 15, commencing July 15, 1998. The fair market value of the Notes was approximately $69.0 million at September 29, 2001.


8. Redeemable Preferred Stock:


     Upon the separations of certain executives during the period ended September 29, 2001 and pursuant to each employment agreement, the Company purchased into treasury 7,524 shares of Series A Non-Voting Preferred Stock for a value of $966,000, representing the executives' initial investment and accumulated dividends.


     One executive, pursuant to a separation agreement, transferred 2,475 shares of Series A Non-Voting Preferred Stock (included in the 7,524 treasury shares referenced above), to the Company in full satisfaction of the $250,000 principal amount and accrued interest on the executive's secured recourse promissory note to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Set forth below is a discussion of the financial condition and results of operations for the thirteen week periods ended September 29, 2001 and September 30, 2000. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.


     The following table sets forth the results of operations as a percentage of net sales for the thirteen week periods ended September 29, 2001 and September 30, 2000.

                                                                                Results of Operations
                                                                         -------------------------------------
                                                                              Thirteen Week Period Ended
                                                                         September 29,           September 30,
                                                                              2001                     2000
                                                                         -------------           -------------
          Net sales...............................................               100.0%                  100.0 %
          Cost of goods sold......................................                49.4                    46.7
                                                                         -------------           -------------
          Gross margin............................................                50.6                    53.3
          Distribution expense....................................                 7.1                     6.6
          Marketing expense.......................................                20.1                    23.6
          General and administrative expense......................                 4.1                     6.8
          Amortization of intangibles.............................                 5.2                     5.5
          Gain on sale of product lines...........................               (35.5)                     --
                                                                         -------------           -------------
          Operating income........................................                49.6%                   10.8 %
                                                                         =============           =============

Results of Operations

Thirteen Week Periods ended September 29, 2001 ("first quarter 2002") and September 30, 2000 ("first quarter 2001") (Unaudited)


     Net Sales. The Company's net sales for first quarter 2002 were $48.2 million as compared to $51.2 million for first quarter 2001, a decrease of $3.0 million, or 5.9%. The table below sets forth the Company's net sales data for each of the Company's product lines for first quarter 2002 and first quarter 2001 (dollars in millions):


                                                                          Net Sales                  Net Sales
                                                                            First       Percentage     First        Percentage
                                                                           Quarter         of         Quarter          of
     Product Line                    Company's Principal Brands             2002        Net Sales      2001         Net Sales
-----------------------------   -------------------------------------    ----------    -----------   ---------     -----------
Sweetened condensed milk        Eagle Brand, Meadow Gold,
                                Magnolia, Star and other...............  $     25.5          52.9%   $    25.0          48.8%
Non-dairy creamer               Cremora, Cremora Royale and other......         7.1          14.8          7.7          15.0
Shelf-stable eggnog             Borden.................................         0.6           1.2          0.6           1.2
Mincemeat pie filling           None Such..............................         0.9           1.9          0.7           1.4
Acid neutralized coffee         Kava...................................         0.7           1.4          0.8           1.6
                                                                         ----------      --------    ---------      --------
  Total net sales excluding divested product lines.....................        34.8          72.2         34.8          68.0
Lemon and lime juice            ReaLemon and ReaLime...................        13.4          27.8         16.2          31.6
Lemonade liquid concentrate     ReaLemonade............................          --            --          0.2           0.4
                                                                         ----------      --------    ---------      --------
  Total net sales......................................................        48.2         100.0%   $    51.2         100.0%
                                                                         ==========      ========    =========      ========

     The decrease in net sales of $3.0 million from first quarter 2002 as compared to first quarter 2001 was primarily due to $2.8 million of lower net sales of the lemon and lime juice product line. On September 19, 2001, the Company consummated the ReaLemon Sale. Thus, ReaLemon and ReaLime brand sales occurring on and after September 19, 2001 were excluded from the Company's results.

     Cost of Goods Sold. Cost of goods sold was $23.8 million for first quarter 2002 as compared to $23.9 million for first quarter 2001, a decrease of $0.1 million, or 0.4%. Expressed as a percentage of net sales, cost of goods sold for first quarter 2002 increased to 49.4% from 46.7% for first quarter 2001. The increase in the percentage is primarily the result of higher raw material costs, principally milk used in the production of sweetened condensed milk.


     Distribution Expense. Distribution expense was $3.4 million for first quarter 2002 and for first quarter 2001. Expressed as a percentage of net sales, distribution expense for first quarter 2002 increased to 7.1% from 6.6% for first quarter 2001. The increase in the percentage is due to higher transportation costs, primarily due to an increase in fuel costs.

     Marketing Expense. Marketing expense was $10.1 million for first quarter 2002 as compared to $12.1 million for first quarter 2001, a decrease of $2.0 million, or 16.5%. The decrease was due to $1.2 million of lower advertising, promotional expenses and brokerage expenses, primarily for the Eagle Brand sweetened condensed milk, Cremora non-dairy creamer and ReaLemon lemon juice product lines, and due to $0.8 million of reduced marketing administrative costs.

     General and Administrative ("G&A") Expense. G&A expense was $2.7 million for first quarter 2002 as compared to $3.5 million for first quarter 2001, a decrease of $0.8 million, or 22.9%. Expressed as a percentage of net sales, G&A expense for first quarter 2002 decreased to 4.1% from 6.8% for first quarter 2002. In connection with the ReaLemon Sale, the Company reorganized and reduced the number of corporate and administrative employees pursuant to the Plan. The decrease in G&A was primarily due to the implementation of the Plan.

     Amortization of Intangibles. Amortization of intangibles was $2.5 million for first quarter 2002 as compared to $2.8 million for first quarter 2001. The decrease is due to lower amortization expenses as certain trademarks and other intangible assets were sold with the ReaLemon Sale.

     Gain on Sale of Product Lines. The Company recognized an $18.7 million gain on the ReaLemon Sale, net of reorganization charges of $4.8 million.

     Operating Income. Operating income was $23.8 million for first quarter 2002 as compared to operating income of $5.5 million for first quarter 2001, an increase of $18.3 million. Excluding the $17.1 million gain on the ReaLemon Sale, operating income was $6.7 million for first quarter 2002 as compared to operating income of $5.5 million for first quarter 2001, an increase of $1.2 million. The increase was primarily due to lower administrative costs attributed to the Company's Plan.

     Interest Expense. Net interest expense was $7.4 million for first quarter 2002 as compared to net interest expense of $8.7 million for first quarter 2001, a decrease of $1.3 million. The decrease was primarily due to lower average interest rates for first quarter 2002 as compared to first quarter 2001.

     Income Taxes. The Company recorded an income tax expense of $6.1 million for first quarter 2001 as compared to a $1.1 million income tax benefit for first quarter 2001 due to the income earned on the ReaLemon Sale.

Liquidity and Capital Resources

     Borrowings under the Term Loan Facility were $53.5 million and $171.5 million at September 29, 2001 and June 30 2001, respectively. The Term Loan Facility matures $0.9 million, $8.6 million, $25.1 million and $18.8 million in the fiscal years 2003 through 2006, respectively. In addition, the $60.0 million Revolving Credit Facility that includes a $10.0 million swingline loan matures in fiscal year 2005. Borrowings under the Revolving Credit Facility were $48.0 million and $46.0 million at September 29, 2001 and June 30, 2001, respectively.

     On September 19, 2001, the Company consummated the ReaLemon Sale. The Company used $118.0 million of the proceeds to repay indebtedness under the Term Loan Facility.

     Interest payments on the Notes and interest and principal payments under the Term Loan Facility and the Revolving Credit Facility represent significant cash requirements for the Company. Borrowings under the Term Loan Facility and the Revolving Credit Facility bear interest at floating rates and require interest payments on varying dates.

     The Company's remaining liquidity needs are for capital expenditures and increases in working capital. The Company spent $0.1 million on capital projects in first quarter 2002 to fund expenditures at existing facilities. The Company expects to spend a total of approximately $1.8 million on capital projects in fiscal year 2002 to fund expenditures at existing facilities. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

     Net cash used in operating activities for first quarter 2002 and first quarter 2001 was $8.4 million and $11.5 million, respectively, a decrease of $3.1 million. The decrease was primarily due to lower operating activities from the lemon and lime juice product line after the ReaLemon Sale.

     Cash used in financing activities in first quarter 2002 was $118.5 and cash from financing activities in first quarter 2001 was $11.3 million. A portion of the proceeds from the ReaLemon Sale was used to pay down the Term Loan Facility in first quarter 2002.

     Management believes that cash generated from operations and borrowings under the Senior Credit Facilities will be sufficient to satisfy working capital requirements and required capital expenditures. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness or to issue additional equity securities.

     The Company was advised by GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures L.P., Holdings' principal stockholders that, as of November 9, 2001, each owned $14.0 million in aggregate principal amount of Notes.

Seasonality

     The Company's net sales, net income and cash flows are affected by a seasonal bias toward the fourth quarter of the calendar year due to increased sales during the holiday season. Three of the Company's five major product lines (Eagle Brand and the Company's other sweetened condensed milk products, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 43% of the Company's net sales have occurred in the last quarter of the calendar year. As a result of this seasonality, the Company's working capital needs have historically increased throughout the year, normally peaking in the September/October period, requiring the Company to draw additional amounts on its Revolving Credit Facility during this period.

Recently Issued Accounting Statements

     On October 4, 2001, the FASB issued SFAS No. 144. SFAS No. 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter in fiscal 2003. The Company is currently evaluating the impact of adopting SFAS 144.

     In June 2001, the FASB issued SFAS 141. SFAS 141 addresses financial accounting and reporting for business combinations. The statement requires all business combinations to be accounted for under the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. The provisions of this pronouncement apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is evaluating this pronouncement and has not yet determined its impact on future financial statements.

     In June 2001, the FASB issued SFAS 142. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition and for periods subsequent to acquisition. The Company is evaluating this pronouncement and has not yet determined its impact on future financial statements. The pronouncement will be adopted during the first quarter of the fiscal year ending June 28, 2003.

     In June 2001, the FASB issued SFAS No. 143. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is evaluating the pronouncement and has not yet determined its impact on future financial statements. This pronouncement will be adopted during the fourth quarter of the fiscal year ending June 29, 2002.

     In May 2000, the EITF released Issue No. 00-14. Issue 00-14 addresses the recognition, measurement, and income statement classification for sales incentives including point of sale coupons, rebates and free merchandise in connection with a single exchange transaction. Upon the adoption of Issue 00-14, the Company will reclassify coupon redemption costs from marketing expense to net sales, resulting in no impact on net income. The coupon redemption costs for the thirteen week periods ended September 29, 2001 and September 30, 2000 were $0.5 million and $0.2 million, respectively. The EITF deferred the effective date of Issue 00-14 to the quarter beginning after December 15, 2001. The Company will adopt the pronouncement during the third quarter of the fiscal year ending June 29, 2002.

     In September 2000, the EITF released EITF Issue No. 00-25. Issue 00-25 addresses the income statement classification of certain considerations from a vendor to a retailer in connection with the retailer's purchase of the vendor's product. Such consideration includes, but is not limited to, slotting fees, cooperative advertising programs, and buy down programs. Upon the adoption of Issue 00-25, the Company will reclassify these expenses from marketing expense to net sales, resulting in no impact on net income. Issue 00-25 is effective for the quarter beginning after December 15, 2001. The Company will adopt the pronouncement during the third quarter of the fiscal year ending June 29, 2002.

Cautionary Statement Regarding Forward-Looking Statements

     Certain statements within this section may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks and uncertainties. The Company's actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the dry-grocery food industry, potential future competition, competitive pricing for products, general economic and business conditions, industry trends, raw material costs, dependence on the Company's labor force, the success of new product innovations, and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations.

     Statements concerning interest rate swap and other financial instrument fair values and their estimated contribution to the Company's future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates and commodity prices are subject to significant volatility.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rates

     The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at September 29, 2001 and which are sensitive to changes in interest rates, including interest rate swaps and debt obligations. In the ordinary course of business, the Company uses derivative financial instruments in order to manage or reduce market risk. It does not enter into derivative financial instruments for speculative purposes.

     For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six month forward LIBOR rate.

     All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

                                                                                                         Balance at
                                                                                                          September      Fair
                                   2002       2003       2004       2005       2006       Thereafter      29, 2001       Value
                                 --------   --------   --------   --------   --------    ------------   -----------   ----------
Liabilities
  Fixed rate.................                                                            $    115,000   $   115,000   $   69,000
  Average interest rate......                                                                   8.750%        8.750%
  Variable rate..............    $     --   $    940   $  8,628   $ 73,104   $ 18,828    $          -   $   101,500   $  101,500
  Average interest rate......          --      6.600%     6.660%     7.243%     6.600%              -         7.063%


     Milk Hedging

     The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. As of September 29, 2001, the Company had purchased 330 milk futures contracts, which settle during various months through June 2002, and have an aggregate market value of $0.2 million.

Cautionary Statement Regarding Forward-Looking Statements

     Certain statements within this section may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks and uncertainties. The Company's actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the dry-grocery food industry, potential future competition, competitive pricing for products, general economic and business conditions, industry trends, raw material costs, dependence on the Company's labor force, the success of new product innovations, and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations.

     Statements concerning interest rate swap and other financial instrument fair values and their estimated contribution to the Company's future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates and commodity prices are subject to significant volatility.

                          PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     None.

 (b) Reports on Form 8-K

     A report on Form 8-K, dated October 3, 2001, was filed by the registrants disclosing (i) the consummation of the sale of the ReaLemon and ReaLime brands and related assets to Mott's Inc. and Cadbury Beverages Delaware, Inc. for $128,425,000 and (ii) the use of $118,000,000 of the proceeds from such asset sale to repay outstanding senior term loan indebtedness.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    EAGLE FAMILY FOODS HOLDINGS, INC.

                                    EAGLE FAMILY FOODS, INC.



                                    By:  /s/ Craig A. Steinke
                                         ---------------------------------------
                                         Craig A. Steinke
                                         President, Chief Executive Officer and
                                         Chief Financial Officer


Date:  November 13, 2001