Form 10-K
period 2006-07-01
EAGLE FAMILY FOODS INC; EAGLE FAMILY FOODS HOLDINGS INC
filed 2006-09-29
CIK 1059761, 1054040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers 333-50305 and 333-50305-01

Eagle Family Foods, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3982757
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Eagle Family Foods Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3983598
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
735 Taylor Road, Suite 200 Gahanna, OH	43230
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: (614) 501-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Title of class

N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recent completed second fiscal year. None.

As of September 28, 2006, there were 2,437,422 shares of common stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. (“Common Stock”) and 10,000 shares of common stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

PART I

Eagle Family Foods, Inc. (“Eagle”) and its subsidiary, the Milnot Company (“Milnot”), and Eagle Family Foods Holdings, Inc. (“Holdings”, and together with Eagle and Milnot, the “Company”) are presenting consolidated financial statements of the Company with the Securities and Exchange Commission (“SEC”) under the guidelines of Regulation S-X Article 3, Rule 3-10(c). On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot. The results of Milnot’s operations have been included in the Company’s consolidated financial statements since December 23, 2004. Eagle is a wholly owned subsidiary of Holdings; Holdings and Milnot fully and unconditionally guarantee the registered debt issued by Eagle; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

The Company has significant restrictions on the ability of Holdings or any guarantor to obtain funds from Eagle by dividend or loan as disclosed in Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Company has provided the disclosures prescribed by Rule 4-08(e)(3) of Regulation S-X with respect to the subsidiary issuers and subsidiary guarantors.

Item 1: Busi ness

The Company manufactures and markets branded and private label sweetened condensed canned milk and evaporated canned milk to the retail grocery and foodservice channel. Eagle Brand sweetened condensed milk is the Company’s most widely recognized and established brand. In addition, the Company markets other smaller brands: Borden eggnog, Kava acid neutralized coffee, Eagle Brand Premium Dessert Kits, Magnolia sweetened condensed milk, Milnot evaporated milk and None Such mincemeat pie filling.

On December 23, 2004, Eagle acquired all of the outstanding stock of Milnot. Milnot is a private label manufacturer of sweetened condensed and evaporated canned milk with a similar customer base to Eagle. The Company believes that the Milnot acquisition has increased the Company’s presence in the private label sector of the canned milk category in both the retail private label and foodservice businesses, making the Company one of the largest producers of canned milk in the United States.

In April 2005, the Company closed its Wellsboro, Pennsylvania sweetened condensed milk and mincemeat pie filling manufacturing plant (the “PA Plant”) (“Wellsboro Plant Closure”). An amount of $0.5 million was recorded as plant closure and employee costs during the fifty-two week period ended July 1, 2006 (“fiscal year 2006”). The Company also recorded a gain of $0.4 million on the sale of the PA Plant and certain plant assets during fiscal year 2006. In October 2005, the Company closed its Starkville, Mississippi sweetened condensed milk manufacturing plant (the “MS Plant,” and together with PA Plant, the “Plant Closure”). Closure and employee costs of $0.5 million for the MS Plant, including benefits and severance, were recorded during fiscal year 2006. Sweetened condensed milk production from both of the closed plants has been moved to the Company’s facility in El Paso, Texas which began producing sweetened condensed milk in August 2005 and production of mincemeat pie filling products was outsourced to a third party manufacturer. In connection with the commencement of operations at the El Paso Plant, the Company entered into a long-term milk supply agreement with Dairy Farmers of America, Inc. (“DFA”). Under this agreement, the monthly amount payable to DFA is based on the monthly Federal Market Prices for milk plus a fixed premium. This premium covers transportation and co-op services. The Company believes the El Paso Plant operation has positioned the Company to be a low cost manufacturer and therefore, competitive in the canned milk industry.

The Company also entered into a tolling agreement with DFA, in connection with the commencement of operations at the El Paso Plant. Prior to the Company’s ownership in November 2004, the El Paso Plant was utilized as a processor and converter of milk into non-fat dry milk powder (“milk powder”). Under the tolling agreement, the Company, from time to time, will process raw milk supplied and owned by DFA into milk powder. DFA will reimburse the Company for the costs associated with processing milk into milk powder. These costs include labor, energy costs, supplies and packaging, and other manufacturing overhead costs (“milk powder cost”). Throughout this process, the milk delivered by DFA and processed into milk powder remains the property of DFA. There are no minimum requirements that DFA must meet, and they may secure alternative milk powder processors to provide this service. Each year DFA will provide the Company with a forecast of milk volume expected to be processed into milk powder. The Company will only process milk powder when excess capacity exists beyond the

Company’s canned milk processing requirements. The reimbursement representing recovery of milk powder cost is recorded in net sales. The Company believes that processing milk into milk powder under this tolling agreement will further lower the overall cost of manufacturing canned milk through a sharing of some of the manufacturing overhead costs.

Eagle and Holdings were incorporated in Delaware in 1997, and Milnot was incorporated in Delaware in 1974.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior SEC filings by the Company. The Company assumes no obligation to update these forward-looking statements or to advise of changes in the assumption on which they were based.

Factors that could cause or contribute to such differences include, but are not limited to, the success of new product introductions and promotions, changes in the competitive environment of the Company’s products, general economic and business conditions, industry trends, raw material costs, dependence on the Company’s labor force, and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations. Statements concerning interest rates and other financial instrument fair values and their estimated contribution to the Company’s future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates and commodity prices are subject to significant volatility.

Subsequent Events

On August 11, 2006, the Company sold its sweetened condensed milk plant located in Starkville, Mississippi (the “MS Plant”). The Company expects to record a gain of approximately $0.8 million on the sale of the MS Plant in fiscal year 2007.

On August 18, 2006, the Company entered into an Eighth Amendment to Financing Agreement, dated as of August 18, 2006 (the “Eighth Amendment”), by and among Holdings, as guarantor, Eagle, as borrower, certain financial institutions from time to time party thereto, Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Wachovia Bank, National Association formerly known as Congress Financial Corporation (Central) (“Wachovia”), as administrative agent for the Lenders. The Eighth Amendment amended the Financing Agreement, dated as of March 23, 2004, by and among Holdings, Eagle, Fortress, Wachovia and the lenders party thereto from time to time, as amended (the “Financing Agreement”) to (i) increase the Revolving A facility from $35.0 million to $40.0 million for the period August 15, 2006 through November 15, 2006, and (ii) amend certain financial covenants for the period August 2006 through December 2006.

Products and Markets

The Company markets and distributes its products through the retail grocery channel, including mass-merchant retailers and club stores, foodservice, the U.S. military, and private label businesses. The Company’s net sales were $206.0 million, $149.7 million, and $115.8 million for fiscal year 2006, fiscal year 2005, and fiscal year 2004, respectively. The Company sells canned milk products in foreign countries, primarily in Canada, that represented 7.1%, 8.0%, and 8.7% of the Company’s total net sales for the fiscal year 2006, fiscal year 2005, and fiscal year 2004, respectively. The Company utilizes a national brokerage company with 32 retail brokerage houses and 17 foodservice brokers to sell its products in the U.S. Non-grocery channels and international markets are serviced through brokers, distributors, or directly, depending on the size and needs of the customers.

The Company’s marketing programs consist of various combinations of media advertising, consumer promotions, and trade promotion. Certain products are also promoted with direct consumer rebate programs. The

Company’s customers may also be offered pre-season stocking and in-store promotional allowances. Since many of the Company’s brands are purchased primarily as ingredients for recipes, the Company frequently promotes recipes that incorporate its brands. Recipe dissemination is a primary focus during the holiday season for our seasonal brands None Such mincemeat pie filling, Borden eggnog, and Eagle Brand sweetened condensed milk.

The following Company-sponsored Internet sites promote the recipes containing the Company’s products:

• www.eaglebrand.com	• www.bordeneggnog.com
• www.eaglenonesuch.com	• www.eaglebrandkits.com
• www.milnotmilk.com

The Company marketed powdered non-dairy creamer under the Cremora and Cremora Royale brand names until the sale of the Non-Dairy Creamer Business to Dean Foods in December 2003.

The net sales percentages provided within Part I of this Annual Report on Form 10-K exclude the results from the Non-Dairy Creamer Business for the applicable periods provided, and provides for the results of the Milnot business from December 23, 2004.

Canned milk. The Company manufactures and markets branded and private label sweetened condensed and evaporated milk (“canned milk”) to the retail grocery and foodservice channel. Eagle Brand sweetened condensed milk is the Company’s most widely recognized and established brand. In Canada, the Company markets Eagle Brand and additional sweetened condensed milk products. In addition to classic Eagle Brand sweetened condensed milk, the Company’s other branded sweetened condensed milk products include Eagle Brand low fat and fat free products, Meadow Gold, Milnot, Dairy Sweet, and the Hispanic brands, Magnolia and Star. The Company’s Eagle Brand products carry the Borden and Elsie trademarks. The Company markets premium dessert kits that utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes. The Company also manufactures sweetened condensed milk under several private labels, one of which includes a customer who distributes these products to certain ethnic markets. In fiscal year 2006, fiscal year 2005, and fiscal year 2004, respectively, the Company’s canned milk products accounted for 95%, 93%, and 91% of the Company’s net sales.

Retail channels, including grocery and mass-merchant retailers, are the primary outlet for the Company’s canned milk products and accounted for approximately 85%, 82%, and 79% of the Company’s canned milk net sales for fiscal year 2006, fiscal year 2005 and fiscal year 2004, respectively. The balance of the Company’s canned milk net sales is made through other channels, including foodservice customers, industrial customers, and international markets.

Niche brand products. The Company’s niche brand products include eggnog, mincemeat pie filling and instant coffee.

Borden eggnog is manufactured by a third party through a seasonal purchase order agreement. Borden eggnog is the only shelf-stable eggnog available in the market and competes with refrigerated eggnog. Borden eggnog is distributed through the retail grocery channel. Eggnog is generally consumed during the November and December holiday season as a beverage or mixed with liquor as a cocktail.

The Company manufactures and markets two flavors of None Such mincemeat pie filling: Regular and Brandy & Rum. None Such mincemeat is used in pies, cookies and pastries, and is consumed primarily during the November and December holiday season. None Such is distributed through the retail grocery channel.

Kava is marketed by the Company and manufactured by a third party independent manufacturer pursuant to a co-packing agreement. Kava is a unique instant coffee, differentiated as the only coffee that is “90% acid-neutralized.”

Competition

The Company operates in highly competitive markets. Competition for retail sales to consumers and sales to the retailer in the retail grocery channel is based on several factors, including brand name recognition, quality, price and customer service. Many companies with numerous brands and product offerings compete for retailers’ shelf-space and sales. The Company competes with a significant number of competitors of varying sizes, including divisions or subsidiaries of larger companies. Furthermore, the Company is facing increased competition from private label brands and store brands. One private label competitor has broader product lines, as well as substantially greater financial resources available to them compared to the Company.

Significant Customer

In fiscal year 2006, the Company had one customer that comprised approximately 22% of the Company’s sales and 16% of the Company’s trade receivables. The Company faces strong competition for the business of this customer as well as other significant customers. These customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, and their desired inventory levels. The loss of any significant customer or a substantial decrease in the volume or profitability with any significant customer could have a material adverse effect on the Company’s earnings and results of operations.

Industry Overview

The U.S. food industry has historically been relatively stable with growth driven primarily by modest population increases and new products. Over the last ten years, management believes the industry has experienced consolidation as competitors have shed non-core business lines and made strategic acquisitions to strengthen category positions, generate economies of scale in distribution, production and raw material sourcing and create leverage relative to the retail grocery trade through better service and broader market presence.

Grocery retailers have also utilized mergers and acquisitions to consolidate within their industry. Growth in the mass-merchant retailer channel has outpaced growth in the retail grocery channel, and mass-merchant retailers have consequently increased their share of food sales relative to the retail grocery and drug store channels. Furthermore, the convenience store channel has maintained a constant presence within the total grocery industry. Management believes that food companies have broadened their distribution channels to include greater focus on mass-merchant retailers and other alternative distribution channels. Management also believes that another growth opportunity in the U.S. for branded food companies is the foodservice channel, which supplies restaurants, hospitals, schools and other institutions.

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Certain of the Company’s product lines such as canned milk, Borden eggnog and None Such mincemeat pie filling are consumed primarily during the November and December holiday season. In recent years, approximately 41% of the Company’s net sales, excluding the net sales of the Non-Dairy Creamer Business, have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, which typically require the Company to draw additional amounts on its Revolving Financing Facility in that period.

Raw Materials and Suppliers

The primary raw materials used in the Company’s operations include milk, sugar, and packaging materials. The Company purchases many of its raw materials from numerous independent suppliers. Milk is purchased through one cooperative at each of its manufacturing plants. Kava instant coffee, sweetened condensed milk marketed in Canada, some evaporated canned milk products, and Borden eggnog are obtained in final product form from third party manufacturers, traditionally referred to as co-packers. The ingredients in the premium dessert kits are procured by the Company and converted into a finished product by a co-packer.

Trademarks, Copyrights and Patents

The Company owns a number of trademarks, licenses and patents. The Company’s principal trademarks include Eagle Brand and None Such which the Company has registered in the United States and various foreign countries.

The Company holds a perpetual, exclusive and royalty-free license to use the Borden and Elsie trademarks on certain products and their extensions. The Borden and Elsie trademarks are currently used on (1) the entire line of Eagle Brand products, including condensed or evaporated milk and (2) shelf-stable eggnog. The Borden trademark is also currently used on Magnolia sweetened condensed milk. The Company also holds a perpetual, exclusive and royalty-free license to use the Borden trademark on None Such mincemeat, Magnolia condensed or evaporated milk, and Kava acid-neutralized coffee. In addition, as assignee from Borden Foods Corporation (“BFC”), the Company holds an exclusive and royalty-free license from Dean Foods Limited (f.k.a. Southern Foods Group, L.P.) to use the Meadow Gold trademark on sweetened condensed milk in the United States for a five-year term, which is renewable automatically for subsequent five-year terms and terminable at the option of the Company upon one year’s notice and, under certain limited circumstances, by the licensor. Such brand names are considered to be of fundamental importance to the business of the Company due to their brand identification and ability to maintain brand loyalty. The Company also owns various patents and copyrights associated with the business.

Employees

As of July 1, 2006, the Company employed approximately 223 people, including 133 hourly and 90 salaried employees. The Seneca, Missouri plant (“Seneca Plant”) is a unionized plant. As of July 1, 2006, union employees represented approximately 30% of the Company’s total work force. The Seneca Plant is represented by the General Drivers and Helpers Local Union No. 823, affiliated with the International Brotherhood of Teamsters, AFL-CIO, with the contract expiring on June 30, 2008. Management believes that relations with the Company’s employees and the union are generally good.

Business History

On January 23, 1998 (the “Acquisition Closing”), Eagle acquired certain assets of BFC, BFC Investments, L.P. (“BFC Investments”) and certain of their affiliates for an aggregate purchase price of $376.8 million (the “Acquisition”). The assets acquired included, among other things: (1) four manufacturing facilities located in Wellsboro, Pennsylvania; Starkville, Mississippi; Waterloo, New York; and Chester, South Carolina; (2) all machinery and equipment located at these facilities; (3) the trademarks Eagle Brand; ReaLemon; ReaLime; Cremora; Kava; None Such and certain other trademarks in North America and in certain foreign territories; and (4) a non-compete and non-solicitation agreement from BFC and certain of its affiliates.

Financing for the Acquisition Closing and related fees and expenses consisted of (1) $82.5 million of equity contribution from Holdings (which was financed by Holdings’ issuance of preferred and common stock in that amount to GE Investment Private Placement Partners II, a Limited Partnership (“GEI”) and Warburg, Pincus Ventures, L.P. (“Warburg” and together with GEI, the “Equity Sponsors”), and certain members of the Company’s management, (the “Management Investors”), who contributed approximately $1.7 million of such amount (the “Equity Contribution”); (2) the issuance of $115.0 million of 8.75% senior subordinated notes due 2008 (the “Senior Notes”); and (3) senior secured credit facilities (the “Senior Credit Facilities”) in an aggregate principal amount of $245.0 million, consisting of a $175.0 million term loan facility (the “Term Loan Facility”) and a $70.0 million revolving credit facility (the “Revolving Credit Facility”).

In September 2001, the Company completed the sale to Mott’s Inc. and Cadbury Beverages Delaware, Inc. of Eagle’s business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names (the “ReaLemon product lines”) and related assets for $128.4 million (the “ReaLemon Sale”).

In July 2001, the Company began implementing a plan (the “Plan”) to reorganize the management and operations of the Company because of the then pending ReaLemon Sale, which reduced the sales and operating base of the Company. The Plan included (1) the resignation of John O’C. Nugent as Chief Executive Officer and President of the Company; (2) the appointment of Craig A. Steinke as Chief Executive Officer and President in addition to serving as the Chief Financial Officer of the Company; (3) the resignations of other executive officers of the Company; and (4) the closure of the corporate office in Tarrytown, New York and the research and development office in Columbus, Ohio.

As part of the Plan, the number of corporate and administrative employees of the Company was reduced by 64% during the two quarters ended December 29, 2001, with the majority of the reductions occurring in the quarter ended September 29, 2001. In addition, the Company’s overall administrative cost structure was reduced by renegotiation of annual service contracts with third party vendors, elimination of office leases and related costs and reductions in travel, entertainment and other administrative expenses.

Effective December 30, 2002, the Company closed the powdered non-dairy creamer manufacturing plant in Chester, South Carolina (“Non-Dairy Creamer Plant Closure”) and outsourced the production of powdered non-dairy creamer product to Dean Specialty Foods Group, LLC (“Dean Foods”). In connection with the Non-Dairy Creamer Plant Closure, the Company recorded a charge of $1.2 million in fiscal year 2003. The closure charges included $1.3 million for termination pay and benefits for the 79 displaced employees, $0.4 million for other plant closure costs and contractual expenditures, offset by the $0.5 million gain on the sale of the South Carolina Property.

On December 24, 2003, the Company completed the Non-Dairy Creamer Sale to Dean Foods for $12.2 million. The Company has reclassified the results of the Non-Dairy Creamer Business as discontinued operations.

On November 23, 2004, DFA was issued 1,048,091 shares of Common Stock of Holdings, representing 43% of the voting equity of Holdings. In exchange for these shares, DFA contributed $10.0 million into the Company and transferred ownership of the El Paso Plant with an appraised value of $4.5 million. In addition, Mid-Am Capital, L.L.C. (“Mid-Am”), an affiliate of DFA, invested $6.0 million for 150 shares of Series I Preferred Stock of Holdings. The Company used the majority of these proceeds to refurbish the El Paso Plant (“El Paso Project”) to expand the El Paso Plant’s capabilities of processing sweetened condensed and evaporated milk.

On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot from Milnot Holding Corporation. Milnot is a manufacturer of sweetened condensed and evaporated milk products. Eagle paid an aggregate purchase price of $17.0 million, subject to a working capital adjustment. The form of payment included (i) cash in the amount of $15.0 million, reduced by a $1.7 million working capital adjustment and (ii) a Subordinated Promissory Note in the aggregate principal amount of $2.0 million between Eagle and MHC. A portion of the purchase price was financed with monies received from DFA as described in the Liquidity and Capital Resources section and additional borrowings under the Company’s Financing Agreement.

As of April 30, 2005, the Company closed the manufacturing plant in Wellsboro, Pennsylvania and moved production to the El Paso Plant, except in the case of the mincemeat pie filling products, which was outsourced to a third party manufacturer. The Company recorded an impairment charge of $2.5 million in fiscal year 2005 for the production assets at the PA Plant. Amounts of $0.5 and $1.5 million were recorded as closure and employee costs, including benefits and severance for the 89 employees, in fiscal years 2006 and 2005, respectively.

On October 28, 2005, the Company closed its sweetened condensed milk plant located in Starkville, Mississippi and production has shifted to the El Paso Plant. The Company recorded an impairment charge of $0.4 million in fiscal year 2005 for the production assets at its MS Plant. Closure and employee costs of $0.5 million, including benefits and severance, were recorded in fiscal year 2006.

On March 3, 2006, the Company announced that it had retained Lazard Freres & Co. LLC to assist the Company in evaluating its financial alternatives in light of the $115 million of senior subordinated notes that are due January 2008 (“Senior Notes”).

Certain Legal and Regulatory Matters

Public Health. The Company is subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated there under by the Food and Drug Administration. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. In addition, the Nutrition Labeling and Education Act of 1990, as amended, prescribes the format and content of certain information required to appear on the labels of food products. The operations and the products of the Company are also subject to state and local regulation through such measures as licensing of plants, enforcement by state health agencies of various state standards and inspection of facilities. Management believes that the Company’s facilities and practices are in compliance with applicable government regulations in all material respects.

The Company is subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents. See “Risk Factors— The Company’s operations are subject to comprehensive public health regulations.”

Environment. The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment. The Company’s operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental regulations governing the storage, handling, generation, treatment, emission, and disposal of certain substances and wastes, and the remediation of contaminated soil and groundwater. As such, the nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and regulations and liability for known environmental claims will not have a material adverse effect on the Company’s business, financial condition or results of operations. See “Risk Factors— The Company’s operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental regulations governing the storage, handling, generation, treatment, emission, and disposal of certain substances and wastes, and the remediation of contaminated soil and groundwater.”

Risk Factors

In connection with a review of this Annual Report on Form 10-K, the following risk factors should be considered carefully.

The Company has a significant amount of indebtedness. As of July 1, 2006, the Company’s outstanding indebtedness was $208.6 million, with maturities of $81.0 million in fiscal year 2007 on the Revolving Financing Facility and $129.0 million in fiscal year 2008 on the Senior Notes and Acquisition Notes. See “Results of Operations – Liquidity and Capital Resources”. This substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for the Company to satisfy its obligations to creditors, including holders of its Senior Notes and Acquisition Notes, who could upon default require the Company to accelerate principal and interest payments;

•	limit the Company’s ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, sales growth, research and development costs, or other general corporate purposes;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and in the industry in which the Company operates;

•	increase the vulnerability to adverse changes in general economic, industry and competitive conditions, and adverse changes in government regulation;

•	place the Company at a disadvantage compared to its competitors that have less debt; and

•	expose the Company to risks inherent in interest rate fluctuations because some of the indebtedness bears interest at variable rates, which could result in higher interest expense in the event of increases in interest rates.

Any of the above listed factors could have a material adverse effect on the Company’s business and results of operations and its ability to meet its obligations.

The Financing Agreement governing the Revolving Financing Facility restricts management’s discretion in operating the Company’s business. The Financing Agreement requires the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and corresponding interest, which reduces the cash flow available for working capital, capital expenditures, acquisitions, and other general corporate purposes. In addition, the Financing Agreement requires the Company to maintain specified financial ratios and tests, among other obligations. The Financing Agreement also restricts the Company’s ability to incur additional indebtedness, make acquisitions and make capital expenditures.

The Company’s Senior Notes are due in January 2008. The Company is currently evaluating its financial alternatives with respect to the Senior Notes that become due and payable in January 2008. To the extent the Company is unable to refinance the Senior Notes before they become due and payable, the Company’s results of operations and business could be materially adversely affected.

The markets in which the Company competes are highly competitive. The Company competes with large and established national and multinational companies, as well as smaller companies. Some of these competitors have, and new competitors may have, substantially greater resources than the Company has. Consequently, it cannot be assured that the Company will be able to compete effectively in the future. See “Competition.”

The Company relies upon its suppliers and third party manufacturers. The Company purchases many of its raw materials from numerous independent suppliers. Milk is purchased through one cooperative at each of its manufacturing plants. In fiscal year 2006, the can supplier was consolidated to one supplier for all plants. Kava instant coffee, sweetened condensed milk marketed in Canada, certain evaporated canned milk products, and Borden eggnog are obtained in final product form from third party manufacturers, or co-packers. The ingredients in the premium dessert kits are procured by the Company and converted into a finished product by a co-packer. Any adverse change in any of the following could have a material adverse effect on the Company’s business, financial condition and results of operations:

•	relationships with the Company’s suppliers or third party manufacturers;

•	financial condition of the suppliers or third party manufacturers; or

•	the suppliers’ or third party manufacturers’ ability to manufacture and deliver outsourced products on a timely basis.

There is no assurance that the Company could quickly or effectively replace any of its suppliers or third party manufacturers if the need arose. The Company’s dependence on these suppliers and third party manufacturers could also adversely affect its ability to react quickly and effectively to changes in the market for its products.

The Company uses milk as a major ingredient in its sweetened condensed milk and evaporated milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. Significant changes in milk prices will have a meaningful impact on the Company’s earnings and cash flows. The impact of higher milk prices could adversely affect the Company’s business, financial condition, and results of operations.

The Company is subject to the risk of rising raw material, packaging, and transportation costs. The Company’s raw material, packaging, and transportation costs during fiscal year 2006 were higher than fiscal year 2005. The raw material ingredients and packaging costs most affecting this increase were sugar, cans, corrugate, and labels used in producing canned milk. In addition, transportation costs increased significantly as freight carriers were passing along the higher price of diesel fuel to its customers in the form of fuel surcharges. There can be no assurance that costs will stabilize. In fiscal year 2006, sugar, a raw material ingredient used in the manufacturing of sweetened condensed milk increased significantly because of the impact hurricanes Katrina and Wilma had on sugar refineries located in that particular region of the country. The Company has found replacement sugar, but at higher costs than historically experienced. There can be no assurance that the availability and price of sugar will stabilize in the near future. The impact of higher raw material, packaging, and transportation costs could adversely affect the Company’s business, financial condition, and results of operations.

The Company manufactures all of its U. S. canned milk at two facilities and is dependent on such facilities for production. These facilities are subject to the normal hazards that could result in any material damage to any such facility. Damage to the facilities, or prolonged interruption in the operations of the facilities for repairs or other reasons, would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company closed the Wellsboro, PA facility. The Company manufactured products in this plant through April 2005. Quality issues for the products produced at the PA Plant, if any, could adversely affect the Company’s business, financial condition, and results of operations.

The Company closed the Starkville, MS facility. The Company manufactured products in this plant through July 2005 and packaged products through October 2005. Quality issues for the products produced at the MS Plant, if any, could adversely affect the Company’s business, financial condition, and results of operations.

The Company refurbished the El Paso Plant and expanded its capabilities into processing canned milk. The El Paso Plant has been operational since August 2005. While the Company believes that the refurbishment and expansion will result in the Company obtaining a more competitive position in the canned milk business by reducing operating costs and increasing gross profits, there can be no assurance that the Company will succeed in achieving these goals. In addition, there can be no assurance that the El Paso Plant will not have quality issues or delays in production or shipments to customers. Any of the above-mentioned factors could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company cannot be certain of the results of its product innovations and marketing programs. The Company believes that its future success will depend, in part, upon its ability to develop, manufacture and market new products or line extensions to its existing product lines. The Company is making an investment in the development, test marketing, and promotion of premium dessert kits utilizing popular sweetened condensed milk recipes, which were introduced into the market in fiscal year 2004. The Company cannot predict whether it will be successful in the introduction, marketing and manufacturing of this new product offering or any other new products. Furthermore, there can be no assurance that the Company will be able to develop and introduce new products or improvements to its existing products, which satisfy customer needs or achieve market acceptance. The failure to develop products and introduce them successfully in a timely manner could adversely affect the Company’s business, financial condition and results of operations.

The Company is dependent on a concentrated customer base. The Company does not have long-term sales agreements or other contractual assurances as to future sales with any of its customers. In addition, continued consolidation in the retail industry has resulted in an increasingly concentrated retail base. If such concentration continues to occur, the Company’s net sales and operating income may be increasingly sensitive to deterioration in the financial condition of its customer base, or other adverse developments involving the Company’s relationships with its customers.

The Company’s operations are subject to comprehensive public health regulations. The Company is subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. In addition, the Nutrition Labeling and Education Act of 1990, as amended, prescribes the format and content of certain information required to appear on the labels of food products.

The operations and the products of the Company are also subject to state and local regulation through such measures as licensing of plants, enforcement by state health agencies of various state standards and inspection of facilities. Enforcement actions for violations of federal, state and local regulations may include seizure and condemnation of volatile products, cease and desist orders, injunctions and/or monetary penalties.

The Company is subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents.

Management believes that the Company’s facilities and practices comply with applicable government regulations in all material respects, but there can be no assurance that the Company will not incur liabilities in the future. In addition, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

The Company’s operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental regulations governing the storage, handling, generation, treatment, emission, and disposal of certain substances and wastes, and the remediation of contaminated soil and groundwater. As such, the nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters. The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and regulations and liability for known environmental claims will not have a material adverse effect on the Company’s business, financial condition or results of operations. There can be no assurances that past material environmental liabilities will not be identified or that new material environmental liabilities will not be incurred. In addition, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

Available Information

The Company’s Internet address is www.eaglefamilyfoods.com. The Company makes available its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on its website. These reports will also be furnished free of charge upon request to the Secretary of the Company at (614) 501-4200.

Item 2: Propert ies

In fiscal year 2006, the Company produced its U.S. sweetened condensed and evaporated milk products in two Company-owned manufacturing facilities. In April 2005, the Company closed its PA Plant and transferred its production to the El Paso Plant. The PA Plant was sold in June 2006. In October 2005, the Company closed its Starkville Plant and its canned milk production was transferred to the El Paso Plant. In addition, the Company refurbished and expanded the El Paso Plant. That expansion allows the plant to produce sweetened condensed and evaporated milk products as well as milk powder. Management believes that the Company’s El Paso and Seneca manufacturing plants have sufficient capacity to accommodate the Company’s needs for the foreseeable future.

Location	Square Feet	Products Manufactured
Seneca, MO	150,000	Sweetened condensed and evaporated milk
El Paso, TX	88,000	Sweetened condensed and evaporated milk

In addition to the owned manufacturing facilities described above, as of July 1, 2006, the Company leased 17,000 square feet of office space in Columbus, Ohio and uses public warehouse space in numerous locations in variable amounts of square feet as needed.

Item 3: Legal Proce edings

The Company is subject to litigation in the ordinary course of its business. The Company is not a party to any lawsuit or proceeding, which is material, or in the opinion of management, is likely to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

PART I I

Item 5: Market for Registran ts’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the common stock of Holdings or Eagle. As of September 28, 2006, Holdings was the only holder of Eagle common stock. As of September 28, 2006, there were four holders of Holdings’ Common Stock.

No cash dividends on common stock have been declared by either registrant since their respective incorporations. Holdings, Eagle and Milnot are restricted from declaring dividends on their common stock by the Financing Agreement. See Note 8 of the Notes to the consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.

In fiscal year 2004, Holdings cancelled 45,047 shares of Common Stock at an average price paid per share of $0.0 from certain current and past employee stockholders. In fiscal year 2005, Holdings, pursuant to its Recapitalization, retired certain common stock and preferred stock shares. See Note 11 and 13 of the Notes to the consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.

Item 6: Selected Financial Data

The selected financial data set forth below (dollars in thousands) as of July 1, 2006 and July 2, 2005, and for fiscal year 2006, fiscal year 2005, and fiscal year 2004 are derived from audited consolidated financial statements included elsewhere herein. The selected financial data set forth below as of June 29, 2002, June 28, 2003, and July 3, 2004, and for the fifty-two week periods ended June 28, 2003 (“fiscal year 2003”) and June 29, 2002 (“fiscal year 2002”) are derived from consolidated financial statements not included elsewhere herein. The results of Milnot’s operations have been included in the consolidated financial statements in fiscal year 2005 since December 23, 2004. In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Non-Dairy Creamer Business for fiscal year 2004 and prior fiscal years have been classified as discontinued operations and prior period results of operations have been reclassified.

	Fifty-Two Week Period Ended July 1, 2006(e)	Fifty-Two Week Period Ended July 2, 2005(e)	Fifty-Three Week Period Ended July 3, 2004	Fifty-Two Week Period Ended June 28, 2003		Fifty-Two Week Period Ended June 29, 2002(a)
Statement of Operations Data:
Net sales	$206,048	$149,736	$115,778	$105,661		$116,351
Cost of goods sold	155,389	103,358	72,789	64,150		79,557

Gross margin	50,659	46,378	42,989	41,511		36,794
Distribution expenses	17,640	11,408	7,578	6,405		6,986
Marketing expense	13,766	12,739	11,351	9,132		10,002
General & administrative expense	5,852	6,192	7,170	7,619		8,794
Amortization of intangible assets	252	126	—	1,660		8,052
Plant closure costs	597	1,471	—	—		—
Impairment charge on plant closure	—	2,858	—	—		—
Relocation and organization costs	131	551	—	—		—
Due diligence and other costs	—	—	1,516	—		—
Gain on sale of product lines, net of reorganization charges	—	—	—	—		18,722

Operating income	12,421	11,033	15,374	16,695		21,682
Net loss	$(11,412)	$(8,606)	$(2,403)	$(54,606	)(c)	$(31,679	)(b)
Other Financial Data:
Depreciation and amortization(d)	$5,673	$3,734	$3,847	$6,772		$28,397
Capital expenditures	7,198	12,933	789	610		414

	As of July 1, 2006	As of July 2, 2005	As of July 3, 2004	As of June 28, 2003		As of June 29, 2002
Balance Sheet Data:
Inventories	$35,605	$43,712	$33,298	$32,594		$35,491
Net property and equipment	26,131	21,384	3,960	5,574		8,670
Total assets	180,477	183,477	148,374	157,112		223,042
Total debt, including current maturities	208,613	201,297	185,688	193,252		203,788
Redeemable Preferred Stock	6,026	5,367	166,905	151,145		137,129
Stockholders’ deficit	(58,631)	(47,191)	(222,123)	(204,302)		(135,802)

(a)	Includes the results of operations of the shelf-stable juice business sold under the ReaLemon and ReaLime brand names in fiscal year 2001 and through September 2001 of fiscal year 2002. This business was sold to Mott’s Inc. and Cadbury Beverages Delaware, Inc. in September 2001.
(b)	In fiscal year 2002, the Company recorded a valuation allowance for its deferred tax assets and net operating loss carry forwards of $33.2 million.
(c)	In fiscal year 2003, the Company recorded an impairment charge of $56.6 million upon the adoption of SFAS No. 142.
(d)	Includes the amortization of debt issuance costs of $1,858, $1,772, $1,449, $1,450, and $2,878 for fiscal year 2006, fiscal year 2005, fiscal year 2004, fiscal year 2003, and fiscal year 2002, respectively.
(e)	On December 23, 2004 (in fiscal year 2005), the Company purchased all of the outstanding capital stock of the Milnot Company. The results of Milnot’s operations have been included in the Company’s consolidated financial statements since that date.

Item 7: Management’s Dis cussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Eagle Family Foods Holdings, Inc. (“Holdings”) and its wholly-owned subsidiary, Eagle Family Foods, Inc. (“Eagle”) and Eagle’s subsidiary, Milnot Company (“Milnot,” and together with Holdings and Eagle, the “Company”) manufacture and market branded and private label sweetened condensed canned milk and evaporated canned milk to the retail grocery and foodservice channel. Eagle Brand sweetened condensed milk is the Company’s most widely recognized and established brand. In addition, the Company markets other smaller brands: Borden eggnog, Kava acid neutralized coffee, Eagle Brand Premium Dessert Kits, Magnolia sweetened condensed milk, Milnot evaporated milk and None Such mincemeat pie filling.

Significant Events in Fiscal Year 2006

On October 28, 2005, the Company closed its sweetened condensed milk plant located in Starkville, Mississippi (the “MS Plant”) (the “Starkville Plant Closure”). Production was shifted to the El Paso Plant. Closure and employee costs of $0.5 million, including benefits and severance, were recorded during the fifty-two week period ended July 1, 2006 (“fiscal year 2006”). In addition, as a result of the closure of the Company’s PA Plant in fiscal year 2005, the Company recorded $0.5 million as plant closure and employee costs. The Company also recorded a gain of $0.4 million on the sale of the PA Plant and certain plant assets in fiscal year 2006.

In August 2005, the Company began producing sweetened condensed milk at the El Paso Plant. In connection with the commencement of operations at the El Paso Plant, the Company entered into a long-term milk supply agreement with Dairy Farmers of America, Inc. (“DFA”). Under this agreement, the monthly amount payable to DFA is based on the monthly Federal Market Prices for milk plus a fixed premium. This premium covers transportation and co-op services. The Company believes the El Paso Plant operation has positioned the Company to be a low cost manufacturer and therefore, competitive in the canned milk industry.

Significant Events in Fiscal Year 2005

In November 2004, Holdings effected a recapitalization of its existing Common Stock, the Series A Preferred Stock, and the Series B Preferred Stock. In order to effect the Recapitalization, Holdings (i) amended the Certification of Incorporation, to provide for (A) an increase in the authorized shares of Common Stock from 1,200,000 to 2,750,000 and (B) authorization of its Series I Preferred Stock and (ii) entered into the Contribution and Exchange Agreements with the Existing Stockholders, pursuant to which the Existing Stockholders contributed and exchanged their existing shares of Common Stock, Series A Preferred Stock (plus accrued and unpaid dividends) and Series B Preferred Stock (plus accrued and unpaid dividends) as applicable, for shares of Common Stock.

For accounting purposes, the Recapitalization has been treated as an extinguishment of Series A Preferred Stock and Series B Preferred Stock. The fair value of Common Stock exchanged was $6.4 million and the carrying value of Series A Preferred Stock and Series B Preferred Stock aggregated to $172.3 million. The resulting extinguishment gain of $165.9 million has been reflected as an adjustment to accumulated deficit. The Company’s final valuation of the Recapitalization is based on the fair value of the Common Stock exchanged using the value assigned to Common Stock issued to DFA.

On November 23, 2004, DFA was issued 1,048,091 shares of Common Stock of Holdings to DFA (“DFA Transaction”), representing 43% of the voting equity of Holdings. In exchange for these shares, DFA contributed $10.0 million to the Company and transferred ownership of an existing non-fat dry milk powder manufacturing plant in El Paso, Texas (the “El Paso Plant”) with an appraised value of $4.5 million. In addition, Mid-Am Capital, L.L.C. (“Mid-Am”), an affiliate of DFA, invested $6.0 million for 150 shares of a series of Preferred Stock of Holdings (“Series I Preferred Stock”). The Company used the majority of the proceeds to refurbish the Plant (“El Paso Project”) and to expand the El Paso Plant’s capabilities into processing sweetened condensed and evaporated milk. The Company believes the El Paso Plant’s operations have positioned the Company to be in a more competitive position in the canned milk business by reducing operating costs and increasing gross profits.

The Company also entered into a tolling agreement with DFA, in connection with the commencement of operations at the El Paso Plant. Under this agreement, the Company, from time to time, will process raw milk supplied and owned by DFA into non-fat dry milk powder (“milk powder”). DFA will reimburse the Company for the costs associated with processing milk into milk powder. These costs include labor, energy costs, supplies and packaging, and other manufacturing overhead costs (“milk powder cost”). Throughout this process, the milk delivered by DFA and processed into milk powder remains the property of DFA. There are no minimum requirements that DFA must meet, and they may secure alternative milk powder processors to provide this service. Each year DFA will provide the Company with a forecast of milk volume expected to be processed into milk powder. The Company will only process milk powder when excess capacity exists beyond the Company’s canned milk processing requirements. The reimbursement representing recovery of milk powder cost is recorded in net sales.

On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot Company (“Milnot”) (the “Milnot Acquisition”) from Milnot Holding Corporation (“MHC”). Milnot is a private label manufacturer of sweetened condensed and evaporated canned milk with a similar customer base to Eagle. The Company believes that the Milnot Acquisition has increased the Company’s presence in the private label sector of the canned milk category and will position the Company for future growth in both the retail private label and foodservice businesses. Eagle paid an aggregate purchase price of $17.0 million, subject to a working capital adjustment. The form of payment included (i) cash in the amount of $15.0 million, reduced by a $1.7 million working capital adjustment and (ii) a Subordinated Promissory Note in the aggregate principal amount of $2.0 million (“Milnot Note”) between Eagle and MHC. A portion of the purchase price was financed with monies received from DFA as described in the Liquidity and Capital Resources section and additional borrowings under the Company’s Financing Agreement.

On April 30, 2005, the Company closed its sweetened condensed milk and mincemeat pie filling plant located in Wellsboro, Pennsylvania (“PA Plant”) (“Wellsboro Plant Closure”). Production shifted to the El Paso Plant, or in the case of the mincemeat pie filling products, was outsourced to a third party manufacturer. The Company recorded an impairment charge of $2.5 million for the fifty-two week period ended July 2, 2005 (“fiscal year 2005”) for the production assets at the PA Plant. An amount of $1.5 million was recorded as closure and employee costs, including benefits and severance for the 89 employees, during fiscal year 2005.

On June 29, 2005, the Company announced its plans to close its sweetened condensed milk plant located in Starkville, Mississippi. Production shifted to the Company’s manufacturing plant in El Paso, Texas. The Company recorded an impairment charge of $0.4 million in fiscal year 2005 for the production assets at the MS Plant.

Discussion and analysis on operating results

Set forth below is a discussion of the consolidated financial condition and consolidated results of operations for fiscal year 2006, the fifty-two week period ended July 2, 2005 (“fiscal year 2005”), and the fifty-three week period ended July 3, 2004 (“fiscal year 2004”) of the Company. The results of Milnot’s operations have been included in the Company’s consolidated financial statements since December 23, 2004. The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Eagle and its subsidiary, Milnot, and Holdings are presenting consolidated financial statements of the Company with the Securities and Exchange Commission (“SEC”) under the guidelines of Regulation S-X Article 3, Rule 3-10(c). Eagle is the issuer of a public registered debt that is` guaranteed by its parent, Holdings. Eagle is a wholly owned subsidiary of Holdings; Holdings and Milnot fully and unconditionally guarantee the registered debt issued by Eagle; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

The Company has significant restrictions on the ability of Holdings or any guarantor to obtain funds from Eagle by dividend or loan as disclosed in Note 8 to the consolidated financial statements included elsewhere in this Annual Report Form 10-K. The Company has provided the disclosures prescribed by Rule 4-08(e)(3) of Regulation S-X with respect to the subsidiary issuers and subsidiary guarantors.

The discussion and analysis of the Company’s financial condition and results of operations relates to the business exclusive of the powdered non-dairy creamer business (“Non-Dairy Creamer Business”) unless otherwise described. In accordance with the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Non-Dairy Creamer Business for fiscal year 2004 have been classified as discontinued operations and prior period results of operations have been reclassified.

The following table sets forth the results of operations as a percentage of net sales for fiscal year 2006, fiscal year 2005, and fiscal year 2004.

	Results of Operations
	Fifty-Two Week Period Ended July 1, 2006	Fifty-Two Week Period Ended July 2, 2005	Fifty-Three Week Period Ended July 3, 2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	75.4	69.0	62.9

Gross margin	24.6	31.0	37.1
Distribution expense	8.6	7.6	6.5
Marketing expense	6.7	8.5	9.8
General & administrative expense	2.8	4.1	6.2
Due diligence and other costs	—	—	1.3
Amortization of intangible assets	0.1	0.1	—
Plant closure costs	0.3	1.0	—
Impairment on plant closure	—	1.9	—
Relocation and organization costs	0.1	0.4	—

Operating income	6.0%	7.4%	13.3%

Results of Operations

Fifty-Two Week Periods Ended July 1, 2006 and July 2, 2005.

Net Sales. The Company’s net sales for fiscal year 2006 were $206.0 million as compared to $149.7 million for fiscal year 2005, an increase of $56.3 million, or 37.6%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for fiscal year 2006 and fiscal year 2005 (dollars in millions):

Product Lines	Company’s Principal Brands	Net Sales Fiscal Year 2006	Percentage of Net Sales	Net Sales Fiscal Year 2005	Percentage of Net Sales
Canned milk	Eagle Brand, Magnolia, Premium Dessert Kits and other canned milk	$196.1	95.1%	$139.5	93.2%
Niche brand products	Borden EggNog, None Such, and Kava	9.9	4.9	10.2	6.8

Total		$206.0	100.0%	$149.7	100.0%

Net sales of the canned milk product line increased by $56.6 million in fiscal year 2006 as compared to fiscal year 2005. This growth was due to additional net sales of $47.9 million from the Milnot canned milk business which was acquired in December 2004. In addition, the Company manufactured milk into non-fat dry milk powder for DFA under a tolling agreement as described in Note 15 of the Notes to the Consolidated Financial Statements, and charged DFA approximately $3.6 million for this activity. Revenues are billed based on an estimate of the cost of manufacturing milk powder including allocation of plant overhead costs. In addition, the Company increased its presence in the baking kits category with its premium dessert kits that utilize the Company’s Eagle Brand sweetened condensed milk product in popular recipes.

Cost of Goods Sold. Cost of goods sold was $155.4 million for fiscal year 2006 as compared to $103.4 million for fiscal year 2005, an increase of $52.0 million, or 50.3%. The increase in cost of goods sold was primarily due to costs associated with the additional Milnot canned milk business, non-fat dry milk powder business and baking kit business. In addition, the cost of goods sold was affected by higher raw material and commodity costs. Expressed as a percentage of net sales, cost of goods sold for fiscal year 2006 increased to 75.4% from 69.0% for fiscal year 2005. The increase in percentage can be attributed to higher raw material and commodity costs along with a change in the sales mix to products with a higher production costs with lower selling prices, primarily in the lower margin private label products and the premium dessert kits. The Milnot canned milk business operates primarily within the private label sector, which generally provides lower gross margins.

Distribution Expense. Distribution expense was $17.6 million for fiscal year 2006 as compared to $11.4 million for fiscal year 2005, an increase of $6.2 million, or 54.6%. Expressed as a percentage of net sales, distribution expense for fiscal year 2006 increased to 8.6% from 7.6% for fiscal year 2005. The increase in distribution expense was due to additional costs associated with the Milnot canned milk business and to higher fuel costs and surcharges to secure adequate freight carrier capacity during the holiday season.

Marketing Expense. Marketing expense was $13.8 million for fiscal year 2006 as compared to $12.7 million for fiscal year 2005, an increase of $1.1 million, or 8.1%. The increase in marketing expense was primarily due to additional costs associated with the Milnot canned milk business. Expressed as a percentage of net sales, marketing expense for fiscal year 2006 decreased to 6.7% from 8.5% for fiscal year 2005. The decrease in percentage is primarily due to the costs associated with the Milnot business. This business is primarily in the private label sector which does not require extensive marketing expense, enabling the Company to absorb the entire marketing expense over a broader sales base.

General and Administrative (“G&A”) Expense. G&A expense was $5.8 million for fiscal year 2006 as compared to $6.1 million for fiscal year 2005, a decrease of $0.3 million, or 5.5%. Expressed as a percentage of net sales, G&A expense for fiscal year 2006 decreased to 2.8% from 4.1% for fiscal year 2005. Because of the acquisition of Milnot, the Company was able to absorb the G&A expense over a broader sales base, thus lowering the percentage of G&A expense to net trade sales.

Amortization of intangible assets. Amortization of intangible assets was $0.3 million for fiscal year 2006 as compared to $0.1 million for fiscal year 2005, an increase of $0.2 million, or 98.4%. This represented the amortization of a covenant not to compete recorded for the acquisiton of Milnot that will be amortized over five years.

Plant closure costs. The Company recorded $0.5 million and $1.5 million in fiscal years 2006 and 2005, respectively, for plant closure costs associated with the PA Plant. The Company also recorded $0.5 million in fiscal year 2006 for plant closure and employee costs, including benefits and severance, associated with the MS plant. The Company recorded a gain of $0.4 million on the sale of the PA Plant and certain plant assets during fiscal year 2006.

Impairment charge on plant closure. Because of the closure of the PA Plant, the Company recorded an impairment charge of $2.5 million in fiscal year 2005 for the production assets at its PA Plant. In addition, the Company recorded an impairment charge of $0.4 million in fiscal year 2005 for the production assets at its MS Plant.

Relocation and organization costs. Relocation and organization costs were $0.1 million for fiscal year 2006 as compared to $0.6 million for fiscal year 2005, a decrease of $0.5 million, or 76.2%. These costs were incurred to relocate current and new employees to the El Paso Plant, and to organize and train the staff at the El Paso Plant.

Operating Income. Operating income was $12.4 million for fiscal year 2006 as compared to operating income of $11.0 million for fiscal year 2005, an increase of $1.4 million, or 12.6%. Expressed as a percentage of net sales, operating income for fiscal year 2006 decreased to 6.0% from 7.4% for fiscal year 2005. The increase in operating income and resulting decrease in percentage of sales was due primarily to, among other items listed above, a full year of operating results for the Milnot business in fiscal year 2006.

Interest Expense. Interest expense was $23.7 million for fiscal year 2006 as compared to $19.6 million for fiscal year 2005, an increase of $4.1 million, or 20.8%. The increase in interest expense was due to a higher average interest rate of 11.8% in fiscal year 2006 as compared to an average interest rate of 11.0% in fiscal year 2005 and a higher average debt balance in fiscal year 2006 of $201.3 million as compared to $180.8 million in fiscal year 2005.

Income Taxes. The Company recorded minimal state and local income tax expense in fiscal year 2006 and fiscal year 2005. The Company is carrying a full valuation allowance for its net deferred tax assets including net operating loss carry forwards until such time that sufficient positive evidence exists to support realization of these tax assets.

Fifty-Two Week Period Ended July 2, 2005, and the Fifty-Three Week Period Ended July 3, 2004.

Net Sales. The Company’s net sales for fiscal year 2005 were $149.7 million as compared to $115.8 million for fiscal year 2004, an increase of $33.9 million, or 29.3%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for fiscal year 2005 and fiscal year 2004 (dollars in millions):

Product Lines	Company’s Principal Brands	Net Sales Fiscal Year 2005	Percentage of Net Sales	Net Sales Fiscal Year 2004	Percentage of Net Sales
Canned milk	Eagle Brand, Magnolia, Premium Dessert Kits and other canned milk	$139.5	93.2%	$104.8	90.5%
Niche brand products	Borden EggNog, None Such, and Kava	10.2	6.8	11.0	9.5

Total		$149.7	100.0%	$115.8	100.0%

Net sales of the canned milk product line increased by $34.7 million in fiscal year 2005 as compared to fiscal year 2004. This growth was due to additional sales volume ensuing from the acquisition of the Milnot business in December 2004, for which Milnot’s results of operations are included with the Company’s results of operations since December 23, 2004. In addition, the Company increased its sales presence in the baking kits category with its premium dessert kits that utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes.

Cost of Goods Sold. Cost of goods sold was $103.4 million for fiscal year 2005 as compared to $72.8 million for fiscal year 2004, an increase of $30.6 million, or 42.0%. Expressed as a percentage of net sales, cost of goods sold for fiscal year 2005 increased to 69.0% from 62.9% for fiscal year 2004. The cost of goods sold percentage increased due to the change in the sales mix to products with a higher production costs, primarily the premium dessert kits, and to lower margin private label products. In addition, this percentage increase was affected by higher raw material and plant costs.

Distribution Expense. Distribution expense was $11.4 million for fiscal year 2005 as compared to $7.6 million for fiscal year 2004, an increase of $3.8 million, or 50.0%. Expressed as a percentage of net sales, distribution expense for fiscal year 2005 increased to 7.6% from 6.5% for fiscal year 2004. The increase in distribution expense was due to additional costs associated with the Milnot Acquisition, higher costs associated with the build of inventory in anticipation of the Plant Closure, and additional transportation surcharges due to higher fuel costs.

Marketing Expense. Marketing expense was $12.7 million for fiscal year 2005 as compared to $11.4 million for fiscal year 2004, an increase of $1.3 million, or 11.4%. Expressed as a percentage of net sales, marketing expense for fiscal year 2005 decreased to 8.5% from 9.8% for fiscal year 2004. The increase in marketing expense is primarily due to the additional costs associated with the Milnot business and the marketing efforts to support the premium dessert kits introduction into other sales channels.

General and Administrative (“G&A”) Expense. G&A expense was $6.1 million for fiscal year 2005 as compared to $7.2 million for fiscal year 2004, a decrease of $1.1 million, or 15.3%. Expressed as a percentage of net sales, G&A expense for fiscal year 2005 decreased to 4.1% from 6.2% for fiscal year 2004. The decrease is primarily the result of lower depreciation expense as certain computer software and systems have been fully depreciated.

Amortization of intangible assets. Amortization of intangible assets was $0.1 million for fiscal year 2005. This represented the amortization of a covenant not to compete recorded for the Milnot Acquisition that will be amortized over five years.

Plant closure costs. Because of the closure of the PA Plant, the Company recorded $1.5 million in fiscal year 2005 for closure and employee costs, including benefits and severance for the 89 employees.

Impairment charge on plant closure. Because of the closure of the PA Plant, the Company recorded an impairment charge of $2.5 million in fiscal year 2005 for the production assets at its PA Plant. In addition, the Company recorded an impairment charge of $0.4 million in fiscal year 2005 for the production assets at its MS Plant due to the pending Starkville Plant Closure.

Relocation and organization costs. Relocation and organization costs were $0.6 million for fiscal year 2005. These costs were incurred to relocate current and new employees to the El Paso Plant, and for costs associated with efforts to organize and train the staff at the El Paso Plant.

Due Diligence and Other Costs. Due diligence and other costs were $1.5 million for fiscal year 2004. The Company recorded a charge of $0.7 million for due diligence costs related to an unsuccessful acquisition attempt, and a charge of $0.8 million for an incentive payment to certain management members for successfully completing the sale of the Non-Dairy Creamer Business.

Operating Income. Operating income was $11.0 million for fiscal year 2005 as compared to operating income of $15.4 million for fiscal year 2004, a decrease of $4.4 million, or 28.6%. Expressed as a percentage of net sales, operating income for fiscal year 2005 decreased to 7.4% from 13.3% for fiscal year 2004. The decrease was due to the costs and impairment charges in fiscal year 2005 related to the plant closures, and incremental distribution expenses. This was offset by operating income generated by the Milnot business in fiscal year 2005 and having no due diligence and other costs in fiscal year 2005, which negatively impacted fiscal year 2004 results.

Interest Expense. Interest expense was $19.6 million for fiscal year 2005 as compared to $16.0 million for fiscal year 2004, an increase of $3.6 million, or 22.5%. The increase in interest expense was due to a higher average interest rate of 11.0% in fiscal year 2005 as compared to an average interest rate of 9.1% in fiscal year 2004. The average debt balance in fiscal year 2005 was $180.8 million as compared $178.9 million in fiscal year 2004.

Costs Related to Refinancing. Costs related to refinancing were $1.3 million for fiscal year 2004. The Company recorded a write-off of $1.3 million for the unamortized financing fees related to the extinguished Term Loan Facility.

Income Taxes. The Company recorded minimal state and local income tax expense in fiscal year 2005 and fiscal year 2004. The Company is carrying a full valuation allowance for its net deferred tax assets and net operating loss carry forwards until such time that sufficient positive evidence exists to support realization of these tax assets.

Liquidity and Capital Resources

On March 23, 2004, the Company entered into the Financing Agreement. The Financing Agreement provides for a secured revolving credit facility that consists of (1) an asset-based revolving credit facility (“Revolver A”) in an aggregate principal amount not to exceed $35.0 million at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5.0 million, and (2) a revolving credit facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63.0 million, until December 31, 2006, thereafter until maturity not to exceed $53.0 million. As of July 1, 2006, the borrowings were $18.0 million under Revolver A and $63.0 million under Revolver B.

The amendments to the Financing Agreement that occurred during the Company’s fiscal year 2006 were as follows. On July 14, 2005, the Company entered into a Fourth Amendment to Financing Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, (i) increased the maximum fixed charge coverage ratio, (ii) reduced the amount of capital expenditures permitted for fiscal year ended July 2, 2005 and (iii) increased the amount of capital expenditures permitted for fiscal year ended July 1, 2006. On August 25, 2005, the Company entered into a Fifth Amendment to Financing Agreement (the “Fifth Amendment”). The Fifth Amendment (i) increased the amount of capital expenditures permitted for fiscal year ended July 2, 2005 and (ii) decreased the amount of capital expenditures permitted for fiscal year ended July 1, 2006. On November 9, 2005, the Company entered into a Sixth Amendment to Financing Agreement (the “Sixth Amendment”). The Sixth Amendment made a technical correction to an amount referenced in the definition of the term “Borrowing Base” to accurately reflect the December 23, 2004 increase of the Revolver A credit commitment to $40.0 million. On February 3, 2006, the Company entered into a Seventh Amendment to Financing Agreement (the “Seventh Amendment”). The Seventh Amendment, among other things, (i) increased the Revolver B credit commitment to $63.0 million through December 31, 2006 (which reduces to $53.0 million on and after January 1, 2007), (ii) decreased the Revolving A credit commitment to $35.0 million, (iii) extended the final maturity date under the Financing Agreement to December 23, 2007 (which the Company may further extend by up to one year subject to the satisfaction of certain conditions), (iv) decreased the interest rate applicable to the Revolver B loans (1) 9.0% plus the greater of 4.25% and LIBOR or (2) 7.0% plus the greater of 6.25% and the reference rate as announced by Wachovia, as applicable, (the “Reference Rate”) and (v) amended certain of the financial covenants.

On August 18, 2006, the Company entered into the Eighth Amendment which increased the Revolver A facility to $40.0 million for the period August 15, 2006 through November 15, 2006 and amended certain financial covenants for the period August 2006 through December 2006.

The Financing Agreement contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax, and depreciation and amortization expenses. The Financing Agreement includes a clean-up provision, which requires the Company to reduce the outstanding principal amount of Revolver B to $53.0 million by January 3, 2007. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents and investments in excess of $2.0 million for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement. The Financing Agreement includes a subjective acceleration clause and a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Financing Agreement.

The Financing Agreement also contains covenants including limitations on liens, indebtedness, dispositions, acquisitions, mergers, consolidations, changes in the nature of business, loans, advances, investments, sale and leaseback transactions, capital expenditures, transactions with affiliates, dividends and other payments, issuances of capital stock and excess cash. The Financing Agreement contains customary events of default, including certain changes in control of the Company. The Company is currently in compliance with the covenants of the Financing Agreement.

The Company’s unsecured Subordinated Promissory Notes consist of a note in favor of DFA for the aggregate principal amount of $12.0 million (the “DFA Note”) and a note in favor of Milnot Holdings Corporation for the aggregate principal amount of $2.0 million (the “Milnot Note”, and together with the DFA Note, the “Acquisition Notes”). Each of the Acquisition Notes bears interest at 90-Day LIBOR plus two percent (2%) per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company (as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The Acquisition Notes accelerates upon an Event of Default which shall be deemed to occur if (i) Eagle fails to pay when due and payable (whether at maturity or otherwise) the principal payment on the DFA Note or the Milnot Note, as applicable, together with accrued and unpaid interest thereof within five (5) business days after the due date thereof, (ii) Eagle breaches any term of the DFA Note or the Milnot Note, as the case may be, and fails to remedy the same within thirty (30) days following receipt of notice of such breach from DFA or MHC, as applicable; (iii) an Insolvency Event (as defined in the Acquisition Notes) occurs; or (iv) the Revolving Financing Facility has become due and payable in full by acceleration prior to maturity. The Revolving Financing Facility must be paid in full before the Acquisition Notes are paid. The Acquisition Notes rank on parity with Eagle’s 8 3/4% Senior Subordinated Notes due 2008 (“Senior Notes”).

Interest payments on the Company’s $115 million of Senior Notes and interest and principal payments under the Financing Agreement represent significant cash requirements for the Company. On March 3, 2006, the Company announced that it had retained Lazard Freres & Co. LLC to assist the Company in evaluating its financial alternatives in light of the fact that the Senior Notes become due and payable in January 2008. Borrowings under the Financing Agreement bear interest at floating rates and require interest payments monthly. Interest payments on the Senior Notes are required semi-annually in January and July of each year.

In addition, the Company’s liquidity requirements include capital expenditures and changes in working capital. The Company had capital expenditures of $7.2 million in fiscal year 2006, of which $6.5 million related to the El Paso Refurbishment Project. The El Paso Refurbishment Project was supported by the investment from DFA and Mid-Am. The Company’s remaining sources of liquidity are cash flows from operations and available borrowings under the Financing Agreement.

Net cash generated from operating activities was $0.1 million in fiscal year 2006 and cash used in operating activities was $4.4 million in fiscal year 2005, an increase of $4.5 million in cash from operating activities. This increase is primarily due to a gradual inventory build at lower commodity costs this year as compared to a more significant inventory build last year due to the impending plant closures in fiscal year 2005. This was offset by higher receivables due to increased sales in the month of June, increased interest expense and higher distribution costs.

Cash used in investing activities was $6.7 million and $26.7 million in fiscal years 2006 and 2005, respectively, a decrease of $20.0 million. In fiscal year 2006, the Company had $7.2 million in capital expenditures, of which $6.5 million was used for the El Paso Plant. This was offset by cash proceeds of $0.5 million from the sale of the PA Plant and other plant assets.

Cash from financing activities was $6.0 million and $30.8 million in fiscal years 2006 and 2005, respectively, a decrease of $24.8 million. In fiscal year 2005, the Company received $15.6 million, net of cash charges, from DFA and Mid-Am in exchange for an equity investment in the Company, and $12.0 million in the form of a loan from DFA to purchase Milnot. The cash from financing activities in fiscal year 2006 supported the cash requirements related to the Company’s operating requirements of the consolidated business.

The Revolving Financing Facility is available to the Company through December 23, 2007. The Company will be required to temporarily reduce the amount outstanding under the Revolver B to below $53.0 million by January 3, 2007. Management has evaluated its estimated cash flows in the next operating period and believes that cash generated from operations and borrowings under the Revolving Financing Facility will be sufficient to service interest on the Senior Notes and Revolving Financing Facility, satisfy working capital requirements, meet temporary requirements to reduce the amount of outstanding indebtedness, and make required capital expenditures in fiscal year 2007. However, significant changes in interest rates, the Company’s business, customers and cost of raw materials could have a material adverse effect on the Company’s results of operations and the Company’s ability to meet its obligations.

As of July 1, 2006, GE Investment Private Placement Partners II, a Limited Partnership (“GEI”) and Warburg, Pincus Ventures, L.P. (“Warburg”), significant shareholders of Holdings, each owned $14.1 million in aggregate principal amount of Senior Notes. Each stockholder has guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to that stockholder on the Senior Notes after March 23, 2004.

Contractual Obligations

The Company may enter into long-term contracts for the purchase of certain raw materials. At July 1, 2006, the Company had a five-year milk supply agreement with DFA, a can supply agreement with a can supplier with twenty-four months remaining to provide 100% of the Company’s can requirements with no stipulated minimum volumes, and a one year sugar agreement with a refined sugar manufacturer with six months remaining. In addition, the Company purchases a significant portion of its milk requirements at its canned milk manufacturing plant in Seneca, Missouri (the “Seneca Plant”) under a supply arrangement with a milk cooperative, Central Equity Milk Producers that terminates December 2007, unless renewed. This arrangement may be terminated with six months notice in the event of the closure of the Seneca Plant, and the volume supplied can be reduced for changes in customer demands. The amounts reported in the table below as purchase obligations – milk are based on a forecasted milk price, using an average of historical milk prices. The Company intends to utilize the raw materials under its outstanding purchase commitments at July 1, 2006 in production.

The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severances and include non-compete and non-solicitation provisions. The following table lists the Company’s contractual obligations at July 1, 2006 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$115,000	$—	$115,000	$—	$—
Revolving financing obligations	80,975	80,975	—	—	—
Acquisition notes	14,000	—	14,000	—	—
Purchase obligations – milk	149,522	46,071	57,107	46,344	—
Purchase obligations – other	11,726	11,726	—	—	—
Operating lease obligations	1,384	558	527	257	42

Total	$372,607	$139,330	$186,634	$46,601	$42

The Company’s Financing Agreement includes a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Financing Agreement. This arrangement, combined with the existence of a subjective acceleration clause, causes the Revolving Financing Facility balance to be classified as a current liability on the balance sheet in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The acceleration clause allows the Company’s lenders to accelerate payment of the obligation or to terminate the Financing Agreement upon the occurrence of an event or development that would be reasonably likely to result in a material adverse effect on the Company’s operations, business, assets, properties or condition (financial or otherwise). Management believes that no such event or development has occurred. The maturity date of the Revolving Financing Facility is December 23, 2007.

The Company has a tolling agreement with DFA that became effective August 15, 2005. The Company processes the milk at the El Paso Plant and converts the milk into dry milk powder for a tolling fee. Throughout this process, the milk delivered by DFA and processed into dry milk powder remains the property of DFA.

Impact of Inflation

Raw material, packaging, and transportation costs during fiscal year 2006 were higher than fiscal year 2005. The raw material ingredients and packaging costs most affecting this increase were sugar, cans, corrugate, and labels used in producing canned milk. In addition, transportation costs increased significantly as freight carriers were passing along the higher price of diesel fuel to its customers in the form of fuel surcharges. While the Company expects the costs of certain ingredients to stabilize during fiscal year 2007, there can be no assurance that costs will stabilize. In fiscal year 2006, sugar, a raw material ingredient used in the manufacturing of sweetened condensed milk increased significantly because of the impact hurricanes Katrina and Wilma had on sugar refineries located in that particular region of the country. The Company has found replacement sugar, but at higher costs than historically experienced. There can be no assurance that the availability and price of sugar will stabilize in the near future.

The Company generally attempts to adjust the selling prices to offset the effects of increased raw material costs and other cost increases. However, these adjustments have historically been difficult to implement. If selling price adjustments are implemented, such adjustments tend to lag behind the increased costs. The Company continues to assess and minimize any increased costs through the Company’s efforts to achieve greater manufacturing and distribution efficiencies, primarily through the plant consolidation to the El Paso Plant.

Redeemable Preferred Stock

In November 2004, Holdings effected a recapitalization of its existing Common Stock, the Series A Preferred Stock, and the Series B Preferred Stock. In order to effect the Recapitalization, Holdings (i) amended the Certification of Incorporation, to provide for (A) an increase in the authorized shares of Common Stock from 1.2 million to 2.8 million and (B) authorization of its Series I Preferred Stock and (ii) entered into the Contribution and Exchange Agreements with the Existing Stockholders, pursuant to which the Existing Stockholders contributed and exchanged their existing shares of Common Stock, Series A Preferred Stock (plus accrued and unpaid dividends) and Series B Preferred Stock (plus accrued and unpaid dividends) as applicable, for shares of Common Stock.

For accounting purposes, the Recapitalization has been treated as an extinguishment of Series A Preferred Stock and Series B Preferred Stock. The estimated fair value of Common Stock exchanged was $6.4 million and the carrying value of Series A Preferred Stock and Series B Preferred Stock aggregated to $172.3 million. The resulting extinguishment gain of $165.9 million has been reflected as an adjustment to accumulated deficit. The Company’s final valuation of the Recapitalization is based on the fair value of the Common Stock exchanged using the value assigned to Common Stock issued to DFA.

The Series I Non-Voting Preferred Stock (the “Series I Preferred Stock”) is subject to mandatory redemption at a price per share equal to the Stated Value of Series I Preferred Stock plus all dividends accrued and unpaid thereon upon the occurrence of (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings’ outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding.

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Certain of the Company’s product lines, canned milk, Borden eggnog and None Such mincemeat pie filling are consumed primarily during the November and December holiday season. In recent years, approximately 41% of the Company’s net sales, excluding the net sales of the Non-Dairy Creamer Business, have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, which will require the Company to draw additional amounts on its Revolving Financing Facility in that period.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

Revenue Recognition. The Company recognizes revenues when there is persuasive evidence of a sale arrangement, delivery has occurred and title, ownership and risk of loss transfers to the customer, the price is fixed or determinable, and collection is reasonably assured. Liabilities are established for estimated returns, allowances, consumer and certain trade promotions and discounts when revenues are recognized. The Company utilizes certain consumer and trade promotions, such as coupons, co-op advertising, featured price discounts and in store display incentives. These expenses are classified as a reduction of sales.

Marketing Costs. The Company offers market development funds, slotting, and other trade spending programs to its customers to support the customers’ promotional activities related to the Company’s product lines. The Company provides accruals for marketing costs based on historical information and known promotional programs that may deviate from prior years’ activity. At interim dates and year-end, the Company reviews and revises estimates of costs, when deemed necessary, for the marketing programs based on actual costs incurred or revised customers’ spending levels. Actual costs may differ significantly if factors, such as the level and success of the customers’ programs, changes in customer utilization practices, or other conditions, differ from previous expectations.

Inventories. Inventories are stated at the lower of cost or market, with cost of goods sold principally determined using the first-in, first-out method. The Company reviews the value of the inventory, and based on the physical condition (e.g., age and quality) of the inventories and forecasted sales plans, may require adjustments, either favorable or unfavorable. These inventory adjustments are estimates and may differ if future economic conditions, customer inventory levels, or competitive conditions differ from the Company’s expectations.

Property and Equipment. Property and equipment are stated at cost and are depreciated on a straight-line method over the estimated useful lives of the assets. Changes in circumstances, such as technological advances or changes to the Company’s capital strategy, can result in the actual lives differing from the Company’s estimates. The Company periodically reviews the useful lives of its property and equipment, and where warranted, changes are made that may result in acceleration of depreciation or impairment.

Goodwill and Intangible Assets. Intangible assets are stated at fair value as recorded at acquisition and adjusted for impairment as deemed appropriately. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews indefinite-lived assets for impairment, at a minimum, annually or whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. The fair value of the indefinite-lived trade names is determined using a royalty savings methodology and discounted cash flows. The fair value of goodwill is determined using estimated future discounted cash flow earnings and market valuations based on these cash flow earnings. The fair value of covenant not to compete agreements are determined as the difference in estimated future discounted cash flow earnings with and without the agreement, and are amortized over the contractual life.

Notes Payable. The Company assesses the relative fair value of any note arrangement in accordance with Accounting Principles Board Opinion No. 21, “Interest on Receivables and Payables.”

Income taxes. Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets when events or circumstances indicate that it is more likely than not that the assets will not be recovered. The Company has recorded a valuation allowance for the net deferred tax assets and net operating loss carry forwards, and is continuing to record a full valuation allowance. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carry forwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for minor state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company were to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the currently realized amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Recently Issued Accounting Statements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS No. 123(R) in its first quarter of fiscal year 2007, beginning July 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Additionally, SFAS No. 123(R) requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R) and for all subsequent stock options granted thereafter. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). Among other things, SFAS No. 155 allows financial statement preparers to elect fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after fiscal year 2008, beginning July 1, 2007. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS. No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. This statement also permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. The Company is required to adopt SFAS No. 156 in fiscal year 2008, beginning July 1, 2007. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109” (FIN 48). FIN 48 prescribes a recognition and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt FIN 48 in fiscal year 2008, beginning July 1, 2007. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position or results of operations.

Cautionary Statement Regarding Forward-Looking Statements

This section may contain forward-looking statements which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumption on which they were based.

Factors that could cause or contribute to such differences include, but are not limited to, the success of new product introductions and promotions, changes in the competitive environment of the Company’s products, general economic and business conditions, industry trends, raw material costs, dependence on the Company’s labor force, and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations. Statements concerning interest rates and other financial instrument fair values and their estimated contribution to the Company’s future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates and commodity prices are subject to significant volatility.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The following tables present a description of the financial instruments that were held by the Company at each of July 1, 2006 and July 2, 2005, and that were sensitive to changes in interest rates. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate.

All amounts are reflected in U.S. dollars (in thousands).

Fiscal year 2006	2007	2008	2009	2010	Total	Fair Value
Liabilities
Fixed Rate	—	$115,000	—	—	$115,000	$92,863
Average Interest Rate	—	8.750%	—	—	8.750%
Variable Rate	$80,975	$14,000	—	—	$94,975	$94,975
Average Interest Rate	13.013%	7.480%	—	—	12.197%

Fiscal year 2005	2006	2007	2008	2009	Total	Fair Value
Liabilities
Fixed Rate	—	—	$115,000	—	$115,000	$92,000
Average Interest Rate	—	—	8.750%	—	8.750%
Variable Rate	$74,546	—	$14,000	—	$88,546	$88,546
Average Interest Rate	12.056%	—	5.516%	—	11.022%

As the table incorporates only those exposures that existed as of July 1, 2006 and July 2, 2005, it does not consider exposure to changes in the LIBOR rate that arise after July 1, 2006. As a result, our ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.9 million in forecasted interest expense. The Company’s variable rate liability has a stated maturity date of December 23, 2007. In accordance with EITF 95-22, the Company has presented the outstanding balance as a current obligation. See additional disclosure in Note 8 of the Notes to the consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.

Milk Hedging

In the ordinary course of business, the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes.

The Company uses milk as a major ingredient in its sweetened condensed and evaporated milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing future commodity contracts, a company can attempt to establish a known price for future milk purchases in order to protect against fluctuating milk prices. The Federal government classification of milk procured for the production of canned milk does not have an active market for future contracts traded on the Chicago Mercantile Exchange, as do other classifications of milk. Because this pricing strategy does not exist for the Company, if milk prices were to rise, the impact of higher milk prices could adversely affect the Company’s business, financial condition, and results of operations. The Company had no milk futures contracts as of July 1, 2006.

Cautionary Statement Regarding Forward-Looking Statements

This section may contain forward-looking statements which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumption on which they were based.

Factors that could cause or contribute to such differences include, but are not limited to, the success of new product introductions and promotions, changes in the competitive environment of the Company’s products, general economic and business conditions, industry trends, raw material costs, dependence on the Company’s labor force, and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations. Statements concerning interest rates and other financial instrument fair values and their estimated contribution to the Company’s future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates and commodity prices are subject to significant volatility.

Item 8: Financial Statements and Supplementary Data

See Item 15: “Exhibits and Financial Statement Schedules.”

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 1, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

(b) Change in internal controls over financial reporting.

There was no change in the Company’s internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Item 9B: Other Information

Not applicable.

PART III

Item 10: Directors and Executive Officers of the Registrants

As of July 1, 2006, the directors of Holdings, Eagle and Milnot and the executive officers of Eagle are as follows:

Name	Age	Position
Craig A. Steinke	49	Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director*
Alan G. Berzow	33	Secretary* and Corporate Controller
Michael P. Conti	37	Vice President, Finance*
Kelly J. Crouse	43	Vice President, Marketing
Ronald E. Hord, Jr.	44	Vice President, Supply Chain
Harold G. M. Strunk	49	Vice President, Sales
David A. Barr	43	Director
Gerald L. Bos	67	Director
Jeffrey Goldfaden	34	Director
Andreas T. Hildebrand	38	Director
Mark J. Strelecki	39	Director
Donald W. Torey	49	Director

*	Messrs. Steinke, Berzow and Conti hold these same positions at Holdings, Eagle, and Milnot and are the executive officers of Holdings and Milnot.

Craig A. Steinke has served as a Director, Chief Executive Officer and President of Holdings and Eagle since July 2001, and has served in these same positions for Milnot since December 2004. Since January 1998, Mr. Steinke has held the positions of Chief Financial Officer, and Treasurer of Holdings and Eagle. From March 1999 until July 2001, Mr. Steinke also served as Senior Vice President of Operations of Holdings and Eagle. Prior to joining Eagle, Mr. Steinke was President of Magma Metals, a billion dollar subsidiary of Magma Copper. He was responsible for operations, marketing and sales. Magma Metals was acquired by Broken Hill Proprietary Co. Ltd., and Mr. Steinke held the position of Senior Vice President and Group General Manager of BHP Copper, a $3.0 billion subsidiary of Broken Hill Proprietary Co., Ltd. His responsibilities included worldwide sales, international and national marketing teams and a U.S. based manufacturing operation. Mr. Steinke presently serves as a director of the public company, Builders FirstSource.

Alan G. Berzow has served as Corporate Controller of Holdings, Eagle and Milnot since August 2006. From September 1995 through July 2006, Mr. Berzow has held various positions within public accounting firms, most recently as a Senior Manager – Audit with KPMG LLP from January 2003 through July 2006.

Michael P. Conti has served as Vice President, Finance of Holdings and Eagle since August 2001, and the same position for Milnot since December 2004. Mr. Conti joined Eagle in August 1998 and has held Director of Financial Planning and Analysis and Financial Manager positions. From April 1996 through August 1998, Mr. Conti served as Controller of Hamilton Watch, a division of the Swatch Watch Group.

Kelly J. Crouse has served as Vice President, Marketing of Eagle since August 2001. From 1998 through August 2001, Mr. Crouse served as Director of Customer Marketing and as Area Vice President of Sales at Eagle. Between 1994 and 1998, Mr. Crouse served as a National Trade Marketing Manager and Midwest Regional Sales Manager with BFC’s, Pasta/Sauce Division.

Ronald E. Hord, Jr. has served as Vice President, Supply Chain of Eagle since August 2001 as an executive officer. From March 2000 to August 2001, Mr. Hord served in that position in a non-executive officer capacity. Mr. Hord joined Eagle as the Director of Logistics in January 1998. From March 1994 through January 1998, Mr. Hord held a position in logistics with BFC and Borden, Inc., working on numerous food brands including the six brands that Eagle acquired.

Harold G. M. Strunk has served as Vice President, Sales of Eagle since August 2001. From 1998 through August 2001 Mr. Strunk held positions of Director of Sales Support and Vice President of International Sales of Eagle. Between 1996 and 1998, Mr. Strunk held various managerial positions in sales and marketing with BFC and Borden, Inc.

David A. Barr has served as a Director of Holdings and Eagle since August 2001 and as a Director of Milnot since December 2004. Mr. Barr has served as a Member and Managing Director of E.M. Warburg, Pincus & Co., LLC (“EMW LLC”) and General Partner of Warburg, Pincus & Co. (“WP”) since January 1, 2001. Prior to joining EMW LLC, Mr. Barr was a Managing Director at Butler Capital Corp., a private investment firm focused on middle market management buyouts. His present service as a director includes membership on the boards of TransDigm Holding Company, Polypore Holdings, Wellman, Inc., Builders FirstSource and The Neiman Marcus Group.

Gerald L. Bos has served as a Director of Holdings and Eagle since November 2004, and as Director of Milnot since December 2004. For the past seven years, Mr. Bos served as Chief Financial Officer of DFA. Mr. Bos retired from this position in January 2006. He continues to serve as a consultant to DFA.

Jeffrey Goldfaden has served as a Director of Holdings and Eagle since October 2004, and as Director of Milnot since December 2004. Mr. Goldfaden is a Vice President of EMW LLC and has been an employee of that firm since February 2004. Prior to joining EMW LLC, Mr. Goldfaden was employed by UBS Capital Americas LLC where he focused on private equity opportunities in industrial, consumer products and health care companies.

Andreas T. Hildebrand has served as a Director of Holdings and Eagle since their respective dates of incorporation, and as a Director of Milnot since December 2004. Mr. Hildebrand has served as Managing Director of the Private Equity Group of General Electric Asset Management (“GEAM”) since July 2000 and Vice President of GEAM since May 1997. Mr. Hildebrand presently serves as a director of several privately held companies.

Mark J. Strelecki has served as a Director of Holdings and Eagle since September 2002, and as a Director of Milnot since December 2004. Mr. Strelecki has served as an Investment Manager in the Private Equity Group of GEAM since July 2005 and served as an Associate from July 2000 through June 2005. From July 1997 through July 2000, Mr. Strelecki served in various Financial Planning and Analysis positions at GEAM.

Donald W. Torey has served as a Director of Holdings and Eagle since their respective dates of incorporation, and as a Director of Milnot since December 2004. Mr. Torey has served as Executive Vice President of GEAM and GE Investment Management Incorporated (“GEIM” and, together with GEAM, “GE Investments”) with responsibility for GE Investments’ Alternative Assets group since January 1997. Mr. Torey currently serves as a Trustee for the General Electric Pension Trust (“GEPT”).

In August 2006, Mr. Bos resigned from the Board of Directors of Holdings, Eagle and Milnot and David G. Meyer was appointed to fill the vacancy. Mr. Meyer currently serves as Senior Vice President, Finance of DFA, a position he has held since January 1, 2006. Mr. Meyer also serves as Chief Executive Officer for Mid-Am Capital, L.L.C., an affiliate of DFA since January 2006.

The Company does not have a separately designated audit committee and therefore the entire board acts as the audit committee for the Company. The board has determined not to designate an audit committee financial expert.

The Company has a code of ethics that is required to be signed by the Company’s executive officers and other key persons in management.

Item 11: Executive Compensation

Summary Compensation Table

The following summary compensation table provides information concerning compensation for the Company’s chief executive officer, the four other most highly compensated executive officers of Eagle and other executive officers who are named executive officers within the meaning of Item 402(a)(3) of Regulation S-K under the Securities Act of 1933 (collectively, the “Named Executive Officers”) for fiscal year 2006, fiscal year 2005, and fiscal year 2004.

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)
Craig A. Steinke	2006	$338,054	$200,000	$13,800	(2)
Chief Executive Officer, President	2005	327,408	200,000	14,200	(3)
and Chief Financial Officer	2004	320,970	300,000	680,700	(4)

Harold G.M. Strunk	2006	192,939	66,228	14,213	(2)
Senior Vice President, Marketing and Sales	2005	187,683	67,728	13,528	(3)
	2004	183,942	93,476	43,293	(4)

Ronald E. Hord, Jr.	2006	187,479	65,950	77,427	(2)
Vice President, Supply Chain	2005	175,858	60,822	11,934	(3)
	2004	172,358	88,560	42,408	(4)

Kelly J. Crouse	2006	179,908	61,973	9,771	(2)
Vice President, Marketing	2005	175,658	60,753	10,145	(3)
	2004	172,158	88,475	43,287	(4)

Michael P. Conti	2006	166,809	73,417	7,069	(2)
Vice President, Finance	2005	159,933	68,829	6,635	(3)
	2004	156,733	96,697	41,086	(4)

(1)	The bonus represents the amount earned and paid to the Named Executive Officer for the Company’s fiscal year for which each executive could earn a certain percentage of his base salary if certain performance targets were met.
(2)	Includes for fiscal year 2006 for Messrs. Steinke, Strunk, Hord, Crouse and Conti, respectively, the following: (i) matching and profit sharing contributions (“Company 401k match”) made by the Company on behalf of each Named Executive Officer pursuant to the Eagle 401k Savings and Retirement Plan of $6,600, $7,013, $5,227, $2,571, and $7,069; and (ii) car allowance of $7,200, $7,200, $7,200, $7,200, and $0. Includes for fiscal year 2006 for Mr. Hord, a special bonus of $65,000 for the successful construction and start-up of the El Paso Project.
(3)	Includes for fiscal year 2005 for Messrs. Steinke, Strunk, Hord, Crouse and Conti, respectively, the following: (i) matching and profit sharing contributions (“Company 401k match”) made by the Company on behalf of each Named Executive Officer pursuant to the Eagle 401k Savings and Retirement Plan of $7,000, $6,328, $4,734, $2,945, and $6,635; and (ii) car allowance of $7,200, $7,200, $7,200, $7,200, and $0.
(4)	Includes for fiscal year 2004 for Messrs. Steinke, Strunk, Hord, Crouse and Conti, respectively, the following: (i) special bonus for consummating the Non-Dairy Creamer Sale of $667,000, $30,000, $30,000, $30,000, and $35,000 (ii) Company 401k match of $6,500, $6,093 $5,208, $6,087, and $6,086; and (iii) car allowance of $7,200, $7,200, $7,200, $7,200, and $0.

Retirement Plan

The Company sponsors a defined benefit plan covering all eligible, former union employees from the Wellsboro, PA and Starkville, MS plants. No executive officer participates in this plan.

Compensation Committee Interlocks and Insider Participation

Matters of compensation are reviewed and acted upon by the full Board of Directors, consisting of David A. Barr, David G. Meyer, Jeffrey Goldfaden, Andreas T. Hildebrand, Craig A. Steinke, Mark J. Strelecki, and Donald W. Torey. Mr. Steinke is an executive officer and employee of Holdings, Eagle, and Milnot. See “Item 13. Certain Relationships and Related Transactions.”

Director Compensation

The Directors of Holdings, Eagle and Milnot have not received, and are not expected in the future to receive, compensation for their service as directors. Directors are entitled to reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Boards of Directors or committees thereof, except that directors who are employees of Holdings, Eagle, Milnot, or a stockholder of Holdings shall not be entitled to such reimbursement.

Employment Agreements

On November 23, 2004, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with Craig A. Steinke, whereas Mr. Steinke will continue to serve as the President and Chief Executive Officer of the Company and as a director on the Company’s Board of Directors (the “Board”). The term of the Employment Agreement runs until the first anniversary of the date of signing and is automatically renewed for successive one year terms unless and until either party delivers notice of termination within ninety days of the expiration of the then current term. The Employment Agreement provides for an annual base salary of $324,700 which can be increased (but not decreased) at the discretion of the Board. The Employment Agreement also provides that Mr. Steinke will be eligible to receive an annual incentive bonus of up to 100% of his base salary, based upon Company and individual performance. Mr. Steinke is also eligible to participate in the Company’s employee benefit programs, including a monthly automobile allowance. Mr. Steinke also received restricted stock award, as described further below.

Mr. Steinke will be entitled to severance benefits upon the termination of his employment under certain circumstances as defined in the Employment Agreement. In addition, Mr. Steinke is entitled to outplacement assistance upon termination. The Company will also maintain Mr. Steinke’s medical and life insurance benefits until the earlier of 18 months or until he finds other employment with comparable benefits.

Mr. Steinke is prohibited from competing with the Company in any state in the United States in which the Company is engaged in business during the term and for the one year following the date of Mr. Steinke’s termination of employment. The Employment Agreement also provides that Mr. Steinke agrees not to divulge confidential information of the Company.

Pursuant to the terms of a Restricted Stock Agreement between the Company and Holdings, as executed by the parties on November 23, 2004 (the “Restricted Stock Agreement”), Mr. Steinke has been granted a restricted stock award under the Eagle Family Foods Holdings, Inc. 1998 Stock Incentive Plan of 50,700 shares of the Common Stock of Holdings. The award is forfeitable by Mr. Steinke until the completion of a specified period of future service (the “Restricted Period”), subject to the occurrence of specific events. The Restricted Period will lapse, and the restricted stock will vest and become nonforfeitable, in three equal annual installments on the first, second and third anniversaries of the date on which the restricted stock is granted to Mr. Steinke. In the event Mr. Steinke’s employment is terminated by the Company without Cause (as defined in the Employment Agreement), by Mr. Steinke for Good Reason (as defined in the Employment Agreement), or due to Mr. Steinke’s death or disability, the unvested installment of the restricted stock that would have become vested and nonforfeitable on the next following anniversary of the grant date will vest and become nonforfeitable on such anniversary date. In the event the Company provides written notice to Mr. Steinke and elects not to extend the term of the Employment Agreement, the unvested installment of the restricted stock that would have become vested and nonforfeitable on the next following anniversary of the grant date will vest and become nonforfeitable on such anniversary date. In the event Mr. Steinke voluntarily terminates his employment with the Company without Good Reason, or the Company terminates Mr. Steinke for Cause, all further vesting with respect to the restricted stock will cease. In the event of a Company Sale (as defined in the Restricted Stock Agreement), all unvested installments of the restricted stock will become immediately vested and nonforfeitable.

The Company has employment arrangements with Messrs. Conti, Crouse, Hord and Strunk relative to base pay and bonuses. In the event employment is terminated by the Company without cause, these executive officers are entitled to receive severance payments equal to the base salary then in effect for 12 months. The Company also has employment arrangements with a group of its managers. In the event employment is terminated by the Company without cause, these managers are entitled to receive severance payments equal to the base salary then in effect ranging from 6 to 12 months.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the issued and outstanding shares of common stock of Eagle as of September 28, 2006 are beneficially owned by Holdings. All of the issued and outstanding shares of common stock of Milnot as of September 28, 2006 are beneficially owned by Eagle. There are two classes of capital stock of Holdings authorized and outstanding: the Common Stock, which has full voting rights and the Series I Preferred Stock, which has limited voting rights. The following table sets forth, as of September 28, 2006, certain information regarding the beneficial ownership of Common Stock and Series I Preferred Stock, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to (i) each person known by the Company to be the beneficial owner of more than five percent of any class of Holdings’ voting securities, (ii) each of the directors and named executive officers of Holdings and Eagle and (iii) all directors and executive officers of Holdings and Eagle, as a group:

	Common Stock		Series I Preferred Stock
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
Dairy Farmers of America, Inc. 10220 N. Ambassador Drive Kansas City, Missouri 64153	1,048,091	43.0	—	—

GE Investment Private Placement Partners II, a Limited Partnership 3003 Summer Street Stamford, CT 06905(2)	621,542	25.5	—	—

Mid-Am Capital, L.L.C. 10220 N. Ambassador Drive Kansas City, Missouri 64153	—	—	150	100.0

Warburg, Pincus Ventures, L.P. 466 Lexington Avenue New York, NY 10017(3)	621,542	25.5	—	—

Craig A. Steinke(4)	146,247	6.0	—	—
David A. Barr(3)	621,542	25.5
David G. Meyer	1,048,091	43.0	150	100.0
Jeffrey Goldfaden	621,542	25.5	—	—
Andreas T. Hildebrand(2)(5)	—	—	—	—
Mark J. Strelecki(2)(5)	—	—	—	—
Donald W. Torey(2)(5)	—	—	—	—
Michael P. Conti	—	—	—	—
Kelly J. Crouse	—	—	—	—
Ronald E. Hord, Jr.	—	—	—	—
Harold G.M. Strunk	—	—	—	—
All directors and executive officers as a Group (11 persons)(6)	1,815,880	74.5	150	100.0

(1)	Pursuant to the rules of the Securities and Exchange Commission, shares are deemed to be “beneficially owned” by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right. Unless otherwise indicated, each person’s address is c/o Eagle Family Foods, Inc. 735 Taylor Road, Gahanna, Ohio 43230. Messrs. Barr and Goldfaden have the same address as Warburg. Messrs. Hildebrand, Strelecki, and Torey have the same address as GEI. Mr. Meyer has the same address as DFA.

(2)	Does not include any shares indirectly held by Trustees of GEPT by virtue of GEPT’s limited partnership interest in Warburg. GEPT is also a limited partner in GEI. GEIM is the general partner of GEI and a wholly owned subsidiary of GE. As a result, each of GEIM and GE may be deemed to be the beneficial owner of the shares owned by GEI.
(3)	The sole general partner of Warburg is Warburg Pincus Partners LLC, a New York limited liability company (“WP”). WP is managed by Warburg Pincus & Co., a New York general partnership. Warburg Pincus LLC, a New York limited liability company, manages Warburg. Charles R. Kaye and Joseph P. Landy are each managing General Partners of Warburg Pincus & Co. and co-presidents and managing members of WP. The members of Warburg Pincus LLC are substantially the same as the partners of Warburg Pincus & Co. David Barr, a director of Holdings, is a Managing Director and a member of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. As such, Mr. Barr may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg, WP and Warburg Pincus & Co. Mr. Barr disclaims beneficial ownership of all such shares.
(4)	Includes 50,700 Restricted Shares, subject to certain vesting and forfeiture requirements, issued to Mr. Steinke.
(5)	Excludes 621,542 shares of Common Stock beneficially owned by GEI and GEIM. As an executive officer and director of GEIM, Mr. Torey has shared voting and investment power with respect to the shares held by GEI, and therefore, may be deemed to be the beneficial owner of such shares. Messrs. Hildebrand, Strelecki, and Torey disclaim beneficial ownership of all such shares owned by GEI and GEIM.
(6)	Includes 621,542 shares of Common Stock beneficially owned by Warburg. Excludes 621,542 shares of Common Stock beneficially owned by GEI.

In November 2004, Holdings effected a recapitalization of its existing Common Stock, the Series A Preferred Stock, and the Series B Preferred Stock. In order to effect the Recapitalization, Holdings (i) amended its Certificate of Incorporation, to provide for (A) an increase in the authorized shares of Common Stock from 1.2 million to 2.8 million and (B) authorization of its Series I Preferred Stock and (ii) entered into Contribution and Exchange Agreements with the Existing Stockholders, pursuant to which the Existing Stockholders contributed and exchanged their existing shares of Common Stock, Series A Preferred Stock (plus accrued and unpaid dividends) and Series B Preferred Stock (plus accrued and unpaid dividends) as applicable, for shares of Common Stock.

On November 23, 2004, DFA was issued 1,048,091 shares of Common Stock of Holdings, representing 43% of the voting equity of Holdings. In exchange for these shares, DFA contributed $10.0 million into the Company and transferred ownership of the El Paso Plant with an appraised value of $4.5 million. In addition, Mid-Am, an affiliate of DFA, invested $6.0 million for 150 shares of Series I Preferred Stock.

Equity Compensation Plan Information

The following table sets forth information about the Common Stock issuable under the 1998 Stock Incentive Plan (the “Incentive Plan”) as of July 1, 2006. Only Restricted Shares had been issued under the Incentive Plan as of July 1, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)). (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	—	—	155,450	(2)

Total	—	—	155,450

(1)	On January 14, 1998, Holdings’ Board of Directors adopted the Incentive Plan. The Incentive Plan provides for the granting of incentive stock options, non-qualified stock options and restricted stock to officers, key employees, directors and consultants of the Company at the discretion of a committee of the Holdings’ Board of Directors. Originally, there were 153,650 shares of Common Stock reserved for issuance under the Incentive Plan. As amended on January 5, 2000 by the Holdings’ Board of Directors, 206,150 shares of Common Stock may be awarded under the Incentive Plan, subject to certain adjustments reflecting changes in Holdings’ capitalization. As a result of the Recapitalization, 155,450 shares of common stock may be awarded
(2)	All 155,450 shares of Common Stock remain available for issuance pursuant to the Incentive Plan. No options have been issued under the Incentive Plan.

The Holdings Stockholders Agreement

The relationship among DFA, GEI, and Warburg (collectively, the “Institutional Investors”), Mr. Steinke (a “Management Investor,” collectively with Institutional Investors, the “Investors”), and Holdings are governed by an Amended and Restated Stockholders Agreement, dated as of November 23, 2004 (the “Holdings Stockholders Agreement”). The following summary of certain provisions of the Holdings Stockholders Agreement does not purport to be complete and is qualified in its entirety by reference to all the provisions of the Holdings Stockholders Agreement.

Board of Directors. Holdings is managed by a Board of Directors consisting of eight members, or such other number as the Board may from time to time establish. Three members may be designated by GEI, three members may be designated by Warburg, one member may be designated by DFA, and in accordance with Mr. Steinke’s employment agreement, Mr. Steinke is a designated member. For so long as GEI beneficially owns at least 20% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate three directors to the Board of Directors. For so long as GEI beneficially owns at least 15% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate two directors to the Board of Directors. For so long as GEI beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate one director to the Board of Directors. For so long as Warburg beneficially owns at least 20% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate three directors to the Board of Directors. For so long as Warburg beneficially owns at least 15% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate two directors to the Board of Directors. For so long as Warburg beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate one director to the Board of Directors. For as long as DFA beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, DFA has the right to designate one director to the Board of Directors. In addition, as long as GEI and Warburg in the aggregate beneficially own more than 50% of the Common Stock outstanding on a fully diluted basis, GEI and Warburg have the right to designate a majority of the directors to the Board of Directors.

The consent of a majority of the Board of Directors which includes at least one of the directors designated by GEI, one of the directors designated by Warburg, and one of the directors designated by DFA is required for the approval of (i) the Company’s annual operating budget; (ii) capital expenditures or investments not approved in the annual budget in amounts greater than $500,000; (iii) any liquidation, dissolution or winding up, or any consent to a bankruptcy or insolvency or related proceeding involving, the Company or Holdings; (iv) any acquisition by the Company of any assets or stock, other than acquisitions of assets in the ordinary course of business; (v) any divestiture of assets in excess of $500,000 by the Company or Holdings, other than sales of inventory in the ordinary course of business; (vi) the issuance or sale of any debt or equity securities for cash; (vii) any expansion into new lines of business; (viii) any joint venture or strategic alliance; (ix) the repurchase or redemption of any outstanding shares of capital stock or the declaration or payment of any dividends on any shares of capital stock of the Company; (x) the amendment or modification of the certificate of incorporation or bylaws of the Company; (xi) the amendment, modification or termination of any employment agreement with any executive officer of the Company; (xii) the grant of any stock options or other equity-based compensation; (xiii) the hiring or firing of any executive officer; (xiv) any related party transactions; (xv) any loans or guarantees by the Company outside of the ordinary course of business; (xvi) any agreement having a duration in excess of one year and cumulative obligations in excess of $1 million; (xvii) the amendment, modification or termination of any agreement with any union; (xviii) the approval or adoption, amendment, modification or termination of certain employee benefit plans; and (xix) any agreement to do any of the foregoing.

The consent of a majority of the Board of Directors, which includes at least one of the directors designated by GEI and one of the directors designated by Warburg, is required for the approval of any merger or consolidation involving the Company.

Restrictions on Transfer of Stock. Securities held by the Management Investors, including any shares of Common Stock or Redeemable Preferred Stock and any options to acquire shares of Common Stock, may only be sold or otherwise transferred with the consent of the Board of Directors of Holdings.

Tag-Along Rights. The Holdings Stockholders Agreement provides that in the event any Investor chooses to sell or otherwise transfer more than 20% of its shares of Common Stock or Preferred Stock to a proposed transferee, the selling Investor must offer to each of the other Investors the right to participate in such sale on a pro rata basis based on ownership of the shares being sold.

Drag Along Rights. The Holdings Stockholders Agreement provides that in the event that GEI and Warburg (collectively, the “Majority Holders”) wish to (a) transfer in a bona fide arms’ length sales of their respective shares of Common Stock; (b) approve any merger of the Company; or (c) approve any sale of all or substantially all of the Company’s assets, the Majority Holders will have the right to, in the case of clause (a), require each other Investor to sell his or its share to the proposed buyer for the same per share consideration as proposed to the Majority Holders, or in the case of clause (b) and (c), require each Investor to vote his or its shares in favor of such transaction.

Subscription Rights. With certain exceptions, the Holdings Stockholders Agreement provides each Investor with subscription rights in connection with any issuance of equity securities by Holdings for cash whereby each Investor shall have the right to purchase a pro rata portion of such equity securities.

Certain Covenants. The Holdings Stockholders Agreement requires Holdings to (i) provide certain financial and other information to the Investors concerning Holdings and its subsidiaries (ii) comply with applicable law and (iii) maintain insurance.

Termination. The tag-along rights, drag along rights, and subscription rights described above will terminate upon the completion of an initial public offering of Common Stock.

The Registration Rights Agreement

Holdings and the Investors entered into an Amended and Restated Registration Rights Agreement, dated as of November 23, 2004 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, each of Warburg, GEI, and DFA has two demand registration rights for each of its Common Stock. In addition, the Investors have unlimited Form S-3 registration rights and unlimited piggyback rights. All expenses related to these registrations (other than underwriting discounts and commissions) will be borne by Holdings. Holdings is required to use its best efforts to affect such registrations, subject to certain conditions and limitations. Holdings has agreed to indemnify the Investors for certain liabilities arising out of such registrations, including liabilities under the Securities Act.

Item 13: Cer tain Relationships and Related Transactions

Matters of compensation are reviewed and acted upon by the full Board of Directors, consisting of David A. Barr, David G. Meyer, Jeffrey Goldfaden, Andreas T. Hildebrand, Craig A. Steinke, Mark J. Strelecki and Donald W. Torey. Mr. Steinke is an executive officer and employee of Holdings, Eagle, and Milnot.

The Company secured its milk requirements for the El Paso Plant through a long-term supply agreement with DFA. Under this agreement, the monthly amount payable to DFA is based on the monthly Federal Market prices for milk plus a fixed premium. This premium, which covers transportation and co-op services, was established based on the market rate in the El Paso, Texas area, and is fixed for the duration of the contract. In addition, the Company periodically purchases milk from DFA on a spot market basis for the Seneca Plant.

Prior to the Company’s ownership of the El Paso Plant, DFA processed and converted milk into milk powder. The Company continues to produce milk powder for DFA under a tolling arrangement; whereas the Company does not take ownership of the milk used in powder production, but converts the milk into milk powder. The Company charges DFA a tolling fee for this arrangement. For the period ended July 1, 2006 the Company charged DFA $3.6 million under this tolling agreement.

All future transactions between the Company and its officers, directors, principal stockholders or their respective affiliates, will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties.

Item 14: Independe nt Registered Public Accounting Firm Fees and Services

The following table sets forth the fees incurred by the Company for services rendered by its independent registered public accounting firm, Grant Thornton LLP, for fiscal year 2006 and 2005 (in thousands).

	Fiscal Year 2006	Fiscal Year 2005
Audit Fees	$205.6	$175.4
Audit-Related Fees	22.5	20.0
Tax Fees	117.5	43.5

Total	$345.6	$238.9

Audit Fees for fiscal year 2006 and fiscal year 2005 were for professional services rendered for the audits of the consolidated financial statements of the Company, the issuance of debt compliance letters and assistance with the review of documents filed with the Securities and Exchange Commission.

Audit-Related Fees for fiscal years 2006 and 2005 were for consultation on transactional accounting for specific events during the fiscal year.

Tax Fees for fiscal year 2006 and fiscal year 2005 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and personal property returns and tax planning and tax advice.

The Company does not have an audit committee and therefore the entire board is consulted before public accounting firms are engaged for any services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements of the Company

Page
Eagle Family Foods Holdings, Inc.

Report of Independent Registered Public Accounting Firms	42

Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations for the Fifty-Two Week Periods ended July 1, 2006 and July 2, 2005, and the Fifty-Three Week Period ended July 3, 2004	44

Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of July 1, 2006 and July 2, 2005	45

Eagle Family Foods Holdings, Inc. Consolidated Statements of Stockholders’ Equity (Deficit) and Other Comprehensive Loss for the Fifty-Two Week Periods ended July 1, 2006 and July 2, 2005, and the Fifty-Three Week Period ended July 3, 2004	46

Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the Fifty-Two Week Periods ended July 1, 2006 and July 2, 2005, and the Fifty-Three Week Period ended July 3, 2004	47

Notes to the Financial Statements	48

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts	65
All other schedules are omitted because the required information is presented either in the financial statements or notes thereto, or is not applicable, required or material.

(a)(3) Exhibits

1.1	Purchase Agreement, dated January 16, 1998, by and among Holdings, Eagle, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.1 of the S-4)

2.1	Asset Purchase Agreement, dated as of November 24, 1997, as amended as of December 9, 1997 and January 15, 1998, by and among Borden Foods Corporation, BFC Investments, L.P., and the Company (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Eagle and Holdings filed on June 17, 1998 (the “S-4”))

2.2	Asset Purchase Agreement, dated as of August 13, 2001, among Holdings, Eagle, Mott’s Inc. and Cadbury Beverages Delaware, Inc. (Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed by Holdings and Eagle on October 3, 2001)

2.3	Asset Purchase Agreement, dated as of November 18, 2004, by and among Dairy Farmers of America, Inc., Mid-Am Capital, L.L.C., Eagle Family Foods Holdings, Inc. and Eagle Family Foods, Inc. (Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed by Holdings and Eagle on November 22, 2004)

2.4	Stock Purchase Agreement, dated as of December 23, 2004 by and among Eagle Family Foods Holdings, Inc. and Milnot Holding Corporation (Incorporated by reference to Exhibit 10.2 of the Report on Form 8-K, filed by Holdings and Eagle on December 28, 2004)

3.1	Second Amended and Restated Certificate of Incorporation of Eagle Family Foods Holdings, Inc., dated November 23, 2004 (Incorporated by reference to Exhibit 3.1 of the Report on Form 8-K, filed by Holdings and Eagle on November 30, 2004)

3.2	Amended Bylaws of Holdings (Incorporated by reference to Exhibit 3.1 of the Report on Form 10-Q, filed by Holdings and Eagle on May 14, 1999)

3.3	Restated Certificate of Incorporation of Eagle, dated November 19, 1997 (Incorporated by reference to Exhibit 3.3 of the S-4)

3.4	Amended Bylaws of Eagle (Incorporated by reference to Exhibit 3.2 of the Report on Form 10-Q, filed by Holdings and Eagle on May 14, 1999)

4.1	Indenture, dated January 23, 1998, among Holdings, Eagle and IBJ Schroder Bank & Trust Company (including Specimen Certificates of 8 3/4% Series Senior Subordinated Notes due 2008 and 8 3/4% Series B Senior Subordinated Notes due 2008) (Incorporated by reference to Exhibit 4.2 of the S-4)

4.2	Registration Rights Agreement, dated January 23, 1998, by and among Holdings, Eagle, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.3 of the S-4)

4.3	Amended and Restated Stockholders Agreement, dated as of November 23, 2004, by and among Eagle Family Foods Holdings, Inc., Dairy Farmers of America, Inc. and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.7 of the Report on Form 8-K, filed by Holdings and Eagle on November 30, 2004)

4.4	Amended and Restated Registration Rights Agreement, dated as of November 23, 2004 by and among Eagle Family Foods Holdings, Inc., Craig A. Steinke, Warburg, Pincus Ventures, L.P. and GE Investment Private Placement Partners II, Dairy Farmers of America, Inc., and Mid-Am Capital, L.L.C. (Incorporated by reference to Exhibit 10.10 of the Report on Form 8-K, filed by Holdings and Eagle on November 30, 2004)

4.5	Subscription Rights Agreement, dated as of January 23, 1998, by and among Holdings, GEI and Warburg (Incorporated by reference to Exhibit 4.7 of the S-4)

4.6	Subscription Agreement, dated September 27, 1999, by and among Holdings, GE Investment Private Placement Partners, II, a Limited Partnership and Warburg, Pincus Ventures, L. P. (Incorporated by reference to Exhibit 4.3 of the Report on Form 10-Q, filed by Holdings and Eagle on October 27, 1999)

4.7	First Supplemental Indenture, dated as of December 23, 2004, among Eagle Family Foods, Inc., Eagle Family Foods Holdings, Inc., Milnot Company and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.1 of the Report on Form 8-K, filed by Holdings and Eagle on December 28, 2004)

10.1	License Agreement dated January 23, 1998 by and among BDH Two, Inc., Borden, Inc. and the Company (Incorporated by reference to Exhibit 10.2 of the S-4)

10.2	Assignment of Trademark License Agreement dated January 23, 1998, by and between BFC and the Company of BFC’s License Agreement, dated as of September 4, 1997, by and between BFC and Southern Foods Group, L.P. (Incorporated by reference to Exhibit 10.3 of the S-4)

10.3	License Agreement, dated January 23, 1998, by and between BFC and the Company (Incorporated by reference to Exhibit 10.4 of the S-4)

10.4	The 1998 Stock Incentive Plan of Holdings (Incorporated by reference to Exhibit 10.5 of the S-4)

10.5	Executive Employment Agreement, dated as of November 23, 2004 by and among Holdings, Craig A. Steinke, Warburg, Pincus Ventures, L.P. and GE Investment Private Placement Partners II and Dairy Farmers of America, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed by Holdings and Eagle on November 30, 2004)

10.6	Restricted Stock Agreement, dated as of November 23, 2004 by and among Eagle Family Foods Holdings, Inc. and Craig A. Steinke (Incorporated by reference to Exhibit 10.2 of the Report on Form 8-K, filed by Holdings and Eagle on November 30, 2004)

10.7	Amendment No. 1 to the Eagle Family Foods Holdings, Inc. 1998 Stock Incentive Plan, effective January 5, 2000 (Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q, filed by Holdings and Eagle on May 10, 2000)

10.8	Financing Agreement, dated as of March 23, 2004, by and among Eagle Family Foods Holdings, Inc., Eagle Family Foods, Inc., the financial institutions from time to time party there to, Fortress Credit Opportunities, ILP, as collateral agent for the Lenders, and Wachovia Bank, National Association formerly known as Congress Financial Corporation (Central), as administrative agent for the Lenders (Incorporated by reference to Exhibit 99.1 of the Report on Form 8-K filed by Holdings and Eagle on March 25, 2004)

10.9	First Amendment to Financing Agreement, dated as of September 20, 2004, by and among Eagle Family Foods Holdings, Inc., as guarantor, Eagle Family Foods, Inc., as borrower, the financial institutions from time to time party thereto, as lenders, Fortress Credit Opportunities I LP, as collateral agent, and Wachovia Bank, National Association formerly known as Congress Financial Corporation (Central), as administrative agent (Incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed by Holdings and Eagle on September 22, 2004)

10.10	Second Amendment to Financing Agreement dated as of November 23, 2004 by and among Eagle Family Foods Holdings, Inc., Eagle Family Foods, Inc., each subsidiary of Holdings listed as a guarantor on the signature pages thereto, the financial institutions from time to time party thereto, Fortress Credit Opportunities I LP, as collateral agent for the Lenders and Wachovia Bank, National Association formerly known as Congress Financial Corporation (Central), as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.3 of the Report on Form 8-K, filed by Holdings and Eagle on November 30, 2004)

10.11	Third Amendment to Financing Agreement, dated as of December 23, 2004, by and among Eagle Family Foods Holdings, Inc., Eagle Family Foods, Inc., each subsidiary of Holdings listed as a guarantor on the signature pages thereto, the financial institutions from time to time party thereto, Fortress Credit Opportunities I LP, as collateral agent for the Lenders and Wachovia Bank, National Association formerly known as Congress Financial Corporation (Central), as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K, filed by Holdings and Eagle on December 28, 2004)

10.12	Subordinated Promissory Note, dated December 23, 2004 by and among Eagle Family Foods, Inc. and Milnot Holding Corporation (Incorporated by reference to Exhibit 10.3 of the Report on Form 8-K, filed by Holdings and Eagle on December 28, 2004)

10.13	Subordinated Promissory Note, dated December 21, 2004 by and among Eagle Family Foods, Inc. and Dairy Farmers of America, Inc. (Incorporated by reference to Exhibit 10.4 of the Report on Form 8-K, filed by Holdings and Eagle on December 28, 2004)

10.14	Tolling Agreement, dated as of November 23, 2004, by and between Eagle Family Foods, Inc. and Dairy Farmers of America, Inc. (Incorporated by reference to Exhibit 10.6 of the Report on Form 8-K, filed by Holdings and Eagle on November 30, 2004)

10.15	Fourth Amendment to Financing Agreement, dated as of July 14, 2005, by and among Eagle Family Foods Holdings, Inc., Eagle Family Foods, Inc., each subsidiary of Holdings listed as a guarantor on the signature pages thereto, the financial institutions from time to time party thereto, Fortress Credit Opportunities I LP, as collateral agent for the Lenders and Wachovia Bank, National Association formerly known as Congress Financial Corporation (Central), as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K, filed by Holdings and Eagle on July 18, 2005)

10.16	Fifth Amendment to Financing Agreement, dated as of August 25, 2005, by and among Eagle Family Foods Holdings, Inc., Eagle Family Foods, Inc., each subsidiary of Holdings listed as a guarantor on the signature pages thereto, the financial institutions from time to time party thereto, Fortress Credit Opportunities I LP, as collateral agent for the Lenders and Wachovia Bank, National Association formerly known as Congress Financial Corporation (Central), as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K, filed by Holdings and Eagle on August 30, 2005)

10.17	Sixth Amendment to Financing Agreement, dated as of November 9, 2005, by and among Eagle Family Foods Holdings, Inc., Eagle Family Foods, Inc., each subsidiary of Holdings listed as a guarantor on the signature pages thereto, the financial institutions from time to time party thereto, Fortress Credit Opportunities I LP, as collateral agent for the Lenders and Wachovia Bank, National Association formerly known as Congress Financial Corporation (Central), as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q, filed by Holdings and Eagle on November 10, 2005)

10.18	Seventh Amendment to Financing Agreement, dated as of February 3, 2006, by and among Eagle Family Foods Holdings, Inc., Eagle Family Foods, Inc., each subsidiary of Holdings listed as a guarantor on the signature pages thereto, the financial institutions from time to time party thereto, Fortress Credit Opportunities I LP, as collateral agent for the Lenders and Wachovia Bank, National Association formerly known as Congress Financial Corporation (Central), as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q, filed by Holdings and Eagle on February 9, 2006)

10.19	Eighth Amendment to Financing Agreement, dated as of August 18, 2006, by and among Eagle Family Foods Holdings, Inc., Eagle Family Foods, Inc., each subsidiary of Holdings listed as a guarantor on the signature pages thereto, the financial institutions from time to time party thereto, Fortress Credit Opportunities I LP, as collateral agent for the Lenders and Wachovia Bank, National Association formerly known as Congress Financial Corporation (Central), as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K, filed by Holdings and Eagle on August 22, 2006)

10.20	Milk Supply Agreement, dated as of November 23, 2004, by and between Eagle Family Foods, Inc. and Dairy Farmers of America, Inc. (Incorporated by reference to Exhibit 10.5 of the Report on Form 8-K/A, filed by Holdings and Eagle on June 5, 2006)

12.1	Eagle Family Foods Holdings, Inc. Ratio of Earnings to Fixed Charges

14.1	Code of Ethics for Eagle Family Foods Holdings, Inc. and Eagle Family Foods, Inc. (Incorporated by reference to Exhibit 14.1 of the Report on Form 10-K, filed by Holdings and Eagle on October 1, 2004)

21	Subsidiaries of registrants

31.1	Certification, pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eagle Family Foods, Inc.

31.2	Certification, pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eagle Family Foods Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

EAGLE FAMILY FOODS HOLDINGS, INC.

By:	/S/ CRAIG STEINKE
Craig Steinke
President, Chief Executive Officer and Chief Financial Officer

EAGLE FAMILY FOODS, INC.

By:	/S/ CRAIG STEINKE
Craig Steinke
President, Chief Executive Officer and Chief Financial Officer

September 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in their capacities indicated.

Name	Title	Date
/S/ CRAIG STEINKE	Director, President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer and principal accounting officer)
Craig Steinke		September 28, 2006

/S/ DAVID A. BARR	Director
David A. Barr		September 28, 2006

/S/ DAVID G. MEYER	Director
David G. Meyer		September 28, 2006

/S/ JEFFREY GOLDFADEN	Director
Jeffrey Goldfaden		September 28, 2006

/S/ ANDREAS T. HILDEBRAND	Director
Andreas T. Hildebrand		September 28, 2006

/S/ MARK J. STRELECKI	Director
Mark J. Strelecki		September 28, 2006

/S/ DONALD W. TOREY	Director
Donald W. Torey		September 28, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Eagle Family Foods Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Eagle Family Foods Holdings, Inc. and Subsidiaries (a Delaware corporation) as of July 1, 2006 and July 2, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and other comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Family Foods Holdings, Inc. and Subsidiaries as of July 1, 2006 and July 2, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 1, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

Cleveland, Ohio

August 18, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Eagle Family Foods Holdings, Inc.

and its subsidiaries:

In our opinion, the consolidated statement of operations, cash flows, and changes in stockholders’ equity (deficit) for the period ended July 3, 2004, present fairly, in all material respects, the results of operations and cash flows of Eagle Family Foods Holdings, Inc. and its subsidiaries for the period ended July 3, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein for the period ended July 3, 2004 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Columbus, Ohio

September 21, 2004

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Operations

(Dollars in Thousands)

	Fifty-Two Week Period Ended		Fifty-Three Week Period Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Net sales, before marketing allowance	$235,702	$176,708	$139,973
Marketing allowance	29,654	26,972	24,195

Net sales	206,048	149,736	115,778
Cost of goods sold	155,389	103,358	72,789

Gross margin	50,659	46,378	42,989

Distribution expense	17,640	11,408	7,578
Marketing expense	13,766	12,739	11,351
General and administrative expense	5,852	6,192	7,170
Amortization of intangible assets	252	126	—
Plant closure costs	597	1,471	—
Impairment charge on plant closures	—	2,858	—
Relocation and organization costs	131	551	—
Due diligence and other costs	—	—	1,516

Operating income	12,421	11,033	15,374
Interest expense	23,683	19,602	15,994
Costs related to refinancing	—	—	1,310

Loss before income taxes from continuing operations	(11,262)	(8,569)	(1,930)
Income tax expense	(150)	(37)	(73)

Loss from continuing operations	(11,412)	(8,606)	(2,003)

Income from discontinued operations	—	—	607
Loss on disposal of discontinued operations	—	—	(1,007)

Loss from discontinued operations	—	—	(400)

Net loss	(11,412)	(8,606)	$(2,403)

Preferred stock dividends	658	5,810
Excess of carrying value of preferred stock over the fair value of common stock issued upon redemption	—	165,918

Net (loss) gain attributable to common stockholders	$(12,070)	$151,502

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Balance Sheets

(Dollars in Thousands Except Share Data)

	July 1, 2006	July 2, 2005
Assets
Current assets
Cash and cash equivalents	$1,416	$1,943
Accounts receivable, net	13,134	10,767
Inventories	35,605	43,712
Prepaid expenses and other current assets	943	725

Total current assets	51,098	57,147
Property and equipment, net	26,131	21,384
Goodwill	65,838	65,838
Other intangible assets	35,409	35,661
Other non-current assets	2,001	3,447

Total assets	$180,477	$183,477

Liabilities and Stockholders’ Deficit
Current liabilities
Revolving financing facility	$80,975	$74,546
Accounts payable	14,351	12,121
Other accrued liabilities	4,897	6,940
Accrued interest	5,221	4,943

Total current liabilities	105,444	98,550

Long-term debt	127,638	126,751

Commitments and contingencies (Note 12)	—	—

Redeemable preferred stock, 1,000,000 shares authorized:
Series I preferred stock, $0.01 par value,150 shares issued and outstanding	6,026	5,367

Stockholders’ deficit
Common stock $0.01 par value, 2,750,000 shares authorized, 2,437,422 shares issued and outstanding	24	24
Additional paid-in capital	25,627	25,627
Accumulated deficit	(84,013)	(71,943)
Unearned compensation	(403)	(687)
Accumulated other comprehensive income (loss)	134	(212)

Total stockholders’ deficit	(58,631)	(47,191)

Total liabilities and stockholders’ deficit	$180,477	$183,477

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) and Other Comprehensive Income (Loss)

For the Fifty-Two Week Periods Ended July 1, 2006 and July 2, 2005, and

For the Fifty-Three Week Period Ended July 3, 2004

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 28, 2003	10	958	(205,282)	—	12	(204,302)

Other comprehensive loss:

Net loss	—	—	(2,403)	—	—	(2,403)
Change in fair value of commodity contracts	—	—	—	—	176	176
Deferred gain on commodity contracts sold	—	—	—	—	1,969	1,969
Recognition of deferred gain on commodity contracts sold	—	—	—	—	(1,638)	(1,638)
Foreign currency translation adjustment	—	—	—	—	(165)	(165)

Other comprehensive loss						(2,061)

Preferred stock dividend	—	—	(15,760)	—	—	(15,760)

Balance, July 3, 2004	10	958	(223,445)	—	354	(222,123)
Other comprehensive loss:
Net loss	—	—	(8,606)	—	—	(8,606)
Change in fair value of commodity contracts	—	—	—	—	83	83
Deferred gain on commodity contracts sold	—	—	—	—	23	23
Recognition of deferred gain on commodity contracts sold	—	—	—	—	(354)	(354)
Minimum pension liability	—	—	—	—	(197)	(197)
Foreign currency translation adjustment	—	—	—	—	(121)	(121)

Other comprehensive loss						(9,172)

Preferred stock dividend	—	—	(5,810)	—	—	(5,810)
Issuance of common stock	10	15,091	—	—	—	15,101
Extinguishment of preferred stock	4	6,421	165,918	—	—	172,343
Discount on notes payable	—	2,304	—	—	—	2,304
Issuance of restricted common stock	—	853	—	(853)	—	—
Amortization of unearned compensation	—	—	—	166	—	166

Balance, July 2, 2005	$24	$25,627	$(71,943)	$(687)	$(212)	$(47,191)

Other comprehensive loss:
Net loss	—	—	(11,412)	—	—	(11,412)
Minimum pension liability	—	—	—	—	196	196
Foreign currency translation adjustment	—	—	—	—	150	150

Other comprehensive loss						(11,066)

Preferred stock dividend	—	—	(658)		—	(658)
Amortization of unearned compensation	—	—	—	284	—	284

Balance, July 1, 2006	$24	$25,627	$(84,013)	$(403)	$134	$(58,631)

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Fifty-Two Week Period Ended		Fifty-Three Week Period Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Cash flows from (used in) operating activities:
Net loss	$(11,412)	$(8,606)	$(2,403)
Adjustments to reconcile net loss to net cash from (used in) operating activities
Depreciation and amortization	3,815	1,962	2,398
Amortization of deferred financing costs	1,858	1,772	1,449
Impairment charge on plant closures	—	2,858	—
Write-off of deferred financing costs	—	—	1,273
Loss on disposal of discontinued operations	—	—	1,007
(Gain) loss on retirement/sale of fixed assets	(402)	—	6
Net change in assets and liabilities:
Accounts receivable, net	(2,242)	2,796	(814)
Inventories	8,107	(6,919)	(3,149)
Accounts payable	2,178	1,847	1,589
Other assets	(222)	165	(614)
Other liabilities	(1,571)	(227)	(1,271)

Cash from (used in) operating activities	109	(4,352)	(529)

Cash (used in) from investing activities:
Capital expenditures	(7,198)	(12,933)	(789)
Payment for purchase of company	—	(13,722)	—
Proceeds from the sale of business	—	—	12,201
Proceeds from the sale of assets	450	—	—

Cash (used in) from investing activities	(6,748)	(26,655)	11,412

Cash from (used in) financing activities:
Borrowings from revolver	218,544	165,213	70,688
Payments under revolving credit facility	(212,114)	(161,355)	(58,600)
Proceeds from borrowings	—	12,000	—
Proceeds from sale of common stock, net of expenses	—	9,751	—
Proceeds from sale of preferred stock, net of expenses	—	5,897	—
Other financing costs	(403)	(665)	(2,905)
Borrowings under revolving credit facility	—	—	32,600
Payments under term loan facility	—	—	(52,252)

Cash from (used in) financing activities	6,027	30,841	(10,469)

Effect of exchange rate on cash	85	79	—

(Decrease) increase in cash and cash equivalents	(527)	(87)	414
Cash and cash equivalents at beginning of period	1,943	2,030	1,616

Cash and cash equivalents at end of period	$1,416	$1,943	$2,030

Supplemental disclosure:
Interest paid	$20,789	$20,081	$15,532

Non-cash activities for dividends accrued on redeemable preferred stock	$658	$5,810	$15,760

Common stock exchanged for property and equipment	$—	$4,450	$—

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(Dollars in Thousands Except Share Data)

1. Basis of Presentation:

The accompanying consolidated financial statements as of July 1, 2006 and July 2, 2005 and for the fifty-two week periods ended July 1, 2006 (“fiscal year 2006”) and July 2, 2005 (“fiscal year 2005”), and the fifty-three week period ended July 3, 2004 (“fiscal year 2004”), present the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its subsidiaries. On December 23, 2004, Eagle Family Foods, Inc. (“Eagle”) purchased all of the outstanding capital stock of the Milnot Company (“Milnot”). The results of Milnot’s operations have been included in the Company’s consolidated financial statements since December 23, 2004. Eagle, Holdings and Milnot are collectively referred to as the “Company,” unless the context indicates otherwise. Under the guidelines of Regulation S-X Article 3, Rule 3-10(c), the Company will only present the consolidated financial statements of Holdings and will exclude separate financial statements of Eagle. Eagle is a wholly owned subsidiary of Holdings; Holdings and Milnot fully and unconditionally guarantee the registered debt issued by Eagle; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

The Company has significant restrictions on the ability of Holdings or any guarantor to obtain funds from Eagle by dividend or loan as disclosed in Note 8. The Company has provided the disclosures prescribed by Rule 4-08(e)(3) of Regulation S-X with respect to the subsidiary issuers and subsidiary guarantors.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Included in these reclassifications is the presentation of the sale of the non-dairy business as discontinued operations pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) as disclosed in Note 4. The Company’s fiscal year end is the Saturday closest to June 30. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year ends.

The Company operates in a single segment that markets a portfolio of leading dry-grocery food products with widely recognized and established brands in the United States. The Company’s portfolio of products includes Eagle Brand sweetened condensed milk, None Such mincemeat pie filling, Kava acid-neutralized coffee and Borden eggnog, and through December 24, 2003 included Cremora powdered non-dairy creamer. With the acquisition of Milnot, the Company, in addition to manufacturing sweetened condensed milk and mincemeat pie filling in the U.S., manufactures evaporated milk products. With the Milnot Acquisition, the Company believes it has a stronger presence in the private label sector of the canned milk category, which includes sweetened condensed and evaporated milk products. The Company began marketing premium dessert kits in fiscal year 2004. These kits utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes. The Company also markets sweetened condensed milk products in Canada.

2. Summary of Significant Accounting Policies:

Revenue Recognition

Revenues are recognized when there is persuasive evidence of a sale arrangement, delivery has occurred and title, ownership and risk of loss transfers to the customer, the price is fixed or determinable, and collection is reasonably assured. Liabilities are established for estimated returns, allowances, consumer and certain trade promotions and discounts when revenues are recognized. The Company utilizes certain consumer and trade promotions, such as coupons, co-op advertising, featured price discounts and in store display incentives. These expenses are classified as a reduction of sales.

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $258, $150 and $262 for fiscal year 2006, fiscal year 2005, and fiscal year 2004, respectively.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

Advertising and Promotion

The Company advertises its products through national and regional media, and through cooperative advertising programs with retailers. Certain products are also promoted with direct consumer rebate programs. The Company’s customers may also be offered pre-season stocking and in-store promotional allowances.

Production costs of media advertising and consumer promotion events are deferred until the advertising or promotion first occurs. Advertising and promotional expenses were $32,825, $30,428, and $31,469 for fiscal year 2006, fiscal year 2005, and fiscal year 2004, respectively.

Cash and Cash Equivalents

The Company considers liquid investments purchased with an initial term to maturity of three months or less when purchased to be cash equivalents. Cash held in a foreign bank account totaled $517 and $1,240 as of July 1, 2006 and July 2, 2005, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Customer credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The balance substantially represents trade receivables. In fiscal year 2006, the Company had one customer that comprised approximately 22% of the Company’s sales and 16% of the Company’s trade receivables. The Company provides for an allowance for doubtful accounts based on the aging of the accounts receivable balances, historical write-off experience and an on-going review of the Company’s trade customers and those customers’ ability to make payment. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Allowance for doubtful accounts totaled $116 and $289 as of July 1, 2006 and July 2, 2005, respectively.

Inventories

Inventories are stated at the lower of cost or market, with cost of goods sold being determined using the first-in, first-out method.

Slotting Allowance

The costs of obtaining shelf space (slotting) are expensed over a period not to exceed twelve months. Slotting expense was $455, $40, and $138 for fiscal year 2006, fiscal year 2005, and fiscal year 2004, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated for financial reporting purposes on a straight-line method using estimated service lives ranging principally from 8-20 years for buildings and improvements and 3-10 years for other property and equipment. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any related gain or loss is recorded in the statement of operations. Normal maintenance and repairs are expensed as incurred, while major renewals and betterments that extend service lives are capitalized. Capitalized interest was $97 and $265 in fiscal year 2006 and fiscal year 2005, respectively.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets with indefinite lives, such as trademarks that are not subject to amortization, are tested annually for impairment of value. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset’s carrying amount is reduced to its fair market value. The Company’s annual impairment testing is performed during the first quarter of the fiscal year.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset is written down to its fair value. Additional financial information is disclosed in Note 7.

Other Non-current Assets

Other non-current assets at July 1, 2006 and July 2, 2005 consisted primarily of net deferred financing costs amounting to approximately $2,001 and $3,447, respectively. Such costs are amortized over the term of the related debt using the effective interest method.

Income Taxes

Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets when events or circumstances indicate that it is more likely than not that the assets will not be recovered. The Company has recorded a valuation allowance for the net deferred tax assets and net operating loss carry forwards. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carry forwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for minor state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the currently realized amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingent assets, liabilities, revenue and expenses as well as assets and liabilities. Actual results may differ from those estimates.

Foreign Currency Translation

All assets and liabilities of Canadian operations are translated into U.S. dollars using the rate at the end of the fiscal period. Income and expense items are translated at average exchange rates prevailing during the fiscal period. Foreign currency assets, liabilities, income and expenses were not significant to the Company’s financial position, results of operations and cash flows.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable and accounts payable as stated on the balance sheets approximate their fair market values because of their short maturities. The fair value of the Company’s debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s derivatives, if any, is estimated based on dealer quotes for those instruments.

Derivative Instruments and Hedging

The Company accounts for derivative instruments and hedging in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that all derivative instruments be recognized as assets and liabilities in the financial statements at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge (fair value or cash flow), changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets or liabilities through earnings, or recognized in other comprehensive income until the

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

hedged item is recognized in earnings. The amount of the hedged item is expected to be recorded to earnings within twelve months. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company had no derivative instruments as of July 1, 2006 and July 2, 2005.

Environmental

The Company, like other companies in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulations could require the Company to incur additional unforeseen environmental expenditures. Environmental remediation costs are accrued when environmental assessments and/or remedial efforts are probable and the cost within a reasonable range can be estimated. Environmental expenditures, which improve the condition of the property, are capitalized and amortized over their estimated useful life. The Company has not incurred any significant environmental liabilities.

Recently Issued Accounting Statements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS No. 123(R) in its first quarter of fiscal year 2007, beginning July 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Additionally, SFAS No. 123(R) requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R) and for all subsequent stock options granted thereafter. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). Among other things, SFAS No. 155 allows financial statement preparers to elect fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after fiscal year 2008, beginning July 1, 2007. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS. No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. This statement also permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. The Company is required to adopt SFAS No. 156 in fiscal year 2008, beginning July 1, 2007. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109” (FIN 48). FIN 48 prescribes a recognition and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt FIN 48 in fiscal year 2008, beginning July 1, 2007. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position or results of operations.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

3. Investment and Acquisition Activities:

On November 23, 2004, Dairy Farmers of America, Inc. (“DFA”) was issued 1,048,091 shares of Common Stock of Holdings (“DFA Transaction”), representing 43% of the voting equity of Holdings. In exchange for these shares, DFA contributed $10,000 into the Company and transferred ownership of an existing non-fat dry milk powder manufacturing plant in El Paso, Texas (the “El Paso Plant”) with an appraised value of $4,450. In addition, Mid-Am Capital, L.L.C. (“Mid-Am”), an affiliate of DFA, invested $6,000 for 150 shares of a new series of Preferred Stock of Holdings (“Series I Preferred Stock”). The Company used the majority of these proceeds to refurbish the El Paso Plant and expand the El Paso Plant’s capabilities into processing sweetened condensed and evaporated milk.

Based upon an independent appraisal, the Company adjusted its value of Series I Preferred Stock to $5,100, less an allocation of cost of issuance. The Company has recorded the value of the common stock issued to DFA at $17,654 less an allocation of cost of issuance. The common stock purchased by DFA is valued on the cash consideration received, the appraised value of the plant received by the Company, the discount on the DFA Note, and the excess of cash consideration received by the Company for the Series I Preferred Stock over the appraised value of the Series I Preferred Stock.

Eagle entered into a five-year milk supply agreement in which DFA will supply raw milk, on an ongoing basis, to the El Paso Plant to manufacture canned milk. In addition, Eagle entered into a tolling agreement, in which the Company from time to time will process raw milk supplied by DFA into condensed milk or dry milk powder. As stated in the tolling agreement, the Company will not purchase the raw milk, but will process the milk to a condensed milk or dry milk powder form for a processing fee. DFA may secure alternative milk powder processors to provide this service.

On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot (the “Milnot Acquisition”) from Milnot Holding Corporation (“MHC”). Milnot is a private label manufacturer of sweetened condensed and evaporated canned milk with a similar customer base to Eagle. The Milnot Acquisition has increased the Company’s presence in the private label sector of the canned milk category in both the retail private label and foodservice businesses. Eagle paid an aggregate purchase price of $17,000, subject to a working capital adjustment of $1,727. The form of payment included (i) cash in the amount of $15,000, adjusted for the working capital adjustment and (ii) a Subordinated Promissory Note in the aggregate principal amount of $2,000 (“Milnot Note”) between Eagle and MHC. A portion of the purchase price was financed with the proceeds of the DFA Note and additional borrowings under the Company’s Revolving Financing Facility.

This acquisition was accounted for by the purchase method of accounting. Accordingly, the Company has estimated the fair value of assets acquired and liabilities assumed. The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition have been included in the statement of financial position of the Company. The Company has recorded the value of the property, plant and equipment based on the valuation provided by an independent third party appraiser.

The components and allocation of the purchase price, as adjusted for the final purchase price allocation, were as follows:

Components of purchase price

Cash paid	$15,000
Working capital adjustment	(1,727)
Subordinated promissory note, net of discount	1,629
Transaction costs	204

Net assets acquired	$15,106

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

Allocation of purchase price

Current assets	$7,903
Property, plant and equipment	4,143
Goodwill	4,791
Other intangible assets	2,004

Total assets acquired	18,841
Current liabilities assumed	3,735

Net assets acquired	$15,106

The following pro forma information presents the consolidated results of operations of the Company and Milnot for fiscal year 2005 and fiscal year 2004 as if the acquisition occurred at the beginning of each period. Loss from continuing operations was adjusted to reflect the depreciation expense of the appraised value of property, plant and equipment, the amortization expense of the fair value of intangible assets, and the interest expense on debt incurred for the acquisition. The pro forma results have been prepared for illustrative purposes and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results that may occur in the future. Pro forma net sales and income from continuing operations were as follows:

	Fifty-Two Week Period Ended July 2, 2005	Fifty-Three Week Period Ended July 3, 2004
Net sales	$185,275	$167,186

Loss from continuing operations	$(8,467)	$(3,960)

4. Divestiture and restructuring activities:

On April 30, 2005, the Company closed its sweetened condensed milk and mincemeat pie filling plant located in Wellsboro, Pennsylvania (“PA Plant”) (“Wellsboro Plant Closure”). Production was shifted to the El Paso Plant, except in the case of the mincemeat pie filling products, which was outsourced to a third party manufacturer. The Company recorded an impairment charge of $2,469 in fiscal year 2005 for the production assets at the PA Plant. Plant closure costs of $489 and $1,471 were recorded during fiscal year 2006 and fiscal year 2005, respectively. The Company recorded gains of $449 on the sale of the PA Plant and certain plant assets during fiscal year 2006.

On October 28, 2005, the Company closed its sweetened condensed milk plant located in Starkville, Mississippi (“MS Plant”) (“Starkville Plant Closure”). Production was shifted to the El Paso Plant. The Company recorded an impairment charge of $389 in fiscal year 2005 for the production assets at the MS Plant. Plant closure and employee costs of $506 were recorded during fiscal year 2006.

On December 24, 2003, the Company sold to Dean Specialty Foods Group, LLC the Company’s business of marketing, distributing and selling powdered non-dairy creamer sold under the Cremora and Cremora Royale brand names (“Non-Dairy Creamer Business”) and related assets, including inventory (“Non-Dairy Creamer Sale”). The purchase price was $12,201. The Company recognized a loss of $1,007 on the sale, which included the book values of $3,433, $6,307, $2,260 and $201 for tradenames, goodwill, inventory and other prepaid assets, respectively. The Company incurred $1,007 of expenses related to the Non-Dairy Creamer Sale.

In accordance with the provisions of SFAS No. 144, the results of operations of the Non-Dairy Creamer Business have been classified as discontinued operations and prior period results of operations have been reclassified. Interest expense associated with the term debt to be paid down because of the sale of the businesses has been allocated to discontinued operations.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

The results of operations of the discontinued businesses for fiscal year 2004 were as follows:

Fifty-Three Week Period Ended July 3, 2004

Net sales	$7,368

Operating income	$920
Interest expense, net	313

Income from discontinued operations	$607

5. Inventories:

Inventories are stated at lower of cost or market and consisted of the following:

	July 1, 2006	July 2, 2005
Finished goods	$31,112	$39,336
Raw material	4,493	4,376

Total inventories	$35,605	$43,712

6. Property and Equipment:

Property and equipment are recorded at cost and consisted of the following:

	July 1, 2006	July 2, 2005
Land	$686	$786
Buildings and improvements	14,969	4,845
Machinery and equipment	16,964	9,186
Computers	9,565	11,280
Construction in progress	1,162	12,212

Total property and equipment	43,346	38,309
Accumulated depreciation	(17,215)	(16,925)

Net property and equipment	$26,131	$21,384

The Company reviews the value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized whenever evidence exists that the carrying value is not recoverable. Because of the Wellsboro Plant Closure, the Company recorded an impairment charge of $2,469 in fiscal year 2005 for the production assets at its PA Plant. In addition, the Company recorded an impairment charge of $389 in fiscal year 2005 for the production assets at its MS Plant due to the then pending Starkville Plant Closure.

7. Goodwill and Other Intangible Assets:

The Company performed its annual impairment test of intangible assets during the period ended October 1, 2005, and determined there was no impairment. Pursuant to the sale of the Non-Dairy Creamer Business, the Company sold tradenames and goodwill with the book values of $3,433 and $6,307, respectively, in fiscal year 2004.

In association with the Milnot acquisition, the Company recorded $4,791 for goodwill based on the estimated fair value of assets acquired and liabilities assumed, $1,260 for a covenant not to compete agreement for which the fair value was determined based on the difference in estimated future discounted cash flow earnings with and without the agreement, and $744 for trademarks for which the value was based on a royalty savings methodology.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

Other intangible assets consisted of the following:

	July 1, 2006			July 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Covenant not to compete	$1,260	$(378)	$882	$1,260	$(126)	$1,134

Intangible assets not subject to amortization:
Trade names			34,527			34,527

Total other intangible assets			$35,409			$35,661

Total amortization of intangible assets was $252, $126, and $0 for fiscal year 2006, fiscal year 2005, and fiscal year 2004, respectively. The estimated amortization expense is $252 for fiscal years 2007 through 2009, and $126 for fiscal year 2010.

8. Debt:

Debt consisted of the following:

	July 1, 2006	July 2, 2005
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Revolving financing facility due December 23, 2007	80,975	74,546
Subordinated promissory notes due November 1, 2007	14,000	14,000
Unamortized discount on subordinated promissory notes	(1,362)	(2,249)

Total debt	208,613	201,297
Less: revolving financing facility	(80,975)	(74,546)

Long-term debt	$127,638	$126,751

The maturities for the abovementioned debts are $80,975 and $127,638 in fiscal year 2007 and fiscal year 2008, respectively.

Senior Subordinated Notes

The Company’s $115,000 of Senior Subordinated Notes (the “Senior Notes”) are due January 15, 2008 bearing interest of 8.75% per annum, payable on January 15 and July 15, commencing July 15, 1998. The fair market value of the Senior Notes was approximately $92,863 and $92,000 at July 1, 2006 and July 2, 2005, respectively.

The Senior Notes are unconditionally guaranteed by Holdings (the “Parent Guarantee”) and by each future Domestic Subsidiary of the Company (each, a “Domestic Subsidiary Guarantee” and, collectively, the “Domestic Subsidiary Guarantees”). The Parent Guarantee and the Domestic Subsidiary Guarantees are joint and several as well as full and unconditional. The Senior Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Company. The Senior Notes include certain covenants including limitations on indebtedness, dividends and other payment restrictions affecting subsidiaries, subordinated liens, sale and leaseback transactions, sale or issuance of capital stock of subsidiaries, merger, consolidation or sale of assets, transactions with affiliates and layering debt. The indenture provides that the Company will not, and will not permit any of its subsidiaries, directly or indirectly, to declare or pay any dividend or make any distribution on or in respect of its capital stock except dividends or distributions payable solely in its capital stock (other than redeemable stock) and except dividends or distributions payable solely to the Company or any wholly-owned subsidiary of the Company. Furthermore, Holdings’ ability to obtain funds from its subsidiaries is restricted by the Senior Notes because (1) Holdings may not hold assets other than Company capital stock and other minimal assets related to the business of holding such stock and (2) Holdings may not incur any additional liabilities other than in the ordinary course of business.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

As of September 28, 2006, GEI and Warburg, significant shareholders of Holdings, each owned $14.1 million in aggregate principal amount of Senior Notes. Each stockholder has guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to that stockholder on the Senior Notes after March 23, 2004.

Revolving Financing Facility

The Company is the borrower under a financing agreement (the “Financing Agreement’) dated March 23, 2004, as amended, by and among Eagle, as borrower, Holdings and Milnot, as guarantors, and certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Wachovia Bank, National Association formerly known as Congress Financial Corporation (Central) (“Wachovia”), an administrative agent for the Lenders. The Financing Agreement provides for a secured revolving credit facility that consists of (1) an asset-based revolving credit facility (“Revolver A”) in an aggregate principal amount not to exceed $35,000 at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5,000, and (2) a revolving credit facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63,000, until December 31, 2006, thereafter until maturity not to exceed $53,000. The borrowings under Revolver A are subject to a maximum borrowing base based on the calculation of 65% of the book value of eligible inventory and 85% of the value of the net amount of eligible accounts receivable as defined in the Financing Agreement. The Company must borrow the maximum amount available under Revolver B before the Company can utilize Revolver A. As of July 1, 2006, the maximum available borrowing base on Revolver A was $30,494, reduced by outstanding letters of credit of $202. As of July 1, 2006 and July 2, 2005, the borrowings under Revolver A were $17,975 and $11,546, respectively, and as of July 1, 2006 and July 2, 2005, the borrowings under Revolver B were $63,000. The maturity date of the Financing Agreement is December 23, 2007, subject to extensions if certain conditions are met.

The amendments to the Financing Agreement occurring during the Company’s fiscal year were as follows. On July 14, 2005, the Company entered into a Fourth Amendment to Financing Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, (i) increased the maximum fixed charge coverage ratio, (ii) reduced the amount of capital expenditures permitted for fiscal year ended July 2, 2005 and (iii) increased the amount of capital expenditures permitted for fiscal year ended July 1, 2006. On August 25, 2005, the Company entered into a Fifth Amendment to Financing Agreement (the “Fifth Amendment”). The Fifth Amendment (i) increased the amount of capital expenditures permitted for fiscal year ended July 2, 2005 and (ii) decreased the amount of capital expenditures permitted for fiscal year ended July 1, 2006. On November 9, 2005, the Company entered into a Sixth Amendment to Financing Agreement (the “Sixth Amendment”). The Sixth Amendment made a technical correction to an amount referenced in the definition of the term “Borrowing Base” to accurately reflect the December 23, 2004 increase of the Revolver A credit commitment to $40,000. On February 3, 2006, the Company entered into a Seventh Amendment to Financing Agreement (the “Seventh Amendment”). The Seventh Amendment, among other things, (i) increased the Revolver B credit commitment to $63,000 through December 31, 2006 (which reduces to $53,000 on and after January 1, 2007), (ii) decreased the Revolving A credit commitment to $35,000, (iii) extended the final maturity date under the Financing Agreement to December 23, 2007 (which the Company may further extend by up to one year subject to the satisfaction of certain conditions), (iv) decreased the interest rate applicable to the Revolver B loans (1) 9.0% plus the greater of 4.25% and LIBOR or (2) 7.0% plus the greater of 6.25% and the reference rate as announced by Wachovia, as applicable, (the “Reference Rate”) and (v) amended certain of the financial covenants.

On August 18, 2006, the Company entered into the Eighth Amendment which increased the Revolver A facility to $40,000 for the period August 15, 2006 through November 15, 2006 and amended certain financial covenants for the period August 2006 through December 2006.

The Company’s Financing Agreement includes a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Financing Agreement. This arrangement, combined with the existence of a subjective acceleration clause, causes the Financing Agreement balance to be classified as a current liability on the balance sheet in accordance with the FASB’s Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement”(“EITF 95-22”). The acceleration clause allows the Company’s lenders to accelerate payment of the obligation or to terminate the Financing Agreement upon the

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

occurrence of an event or development that would be reasonably likely to result in a material adverse effect on the Company’s operations, business, assets, properties or condition (financial or otherwise). Management believes that no such event or development has occurred.

The proceeds from the Financing Agreement were used, in part, to repay all amounts outstanding under the Company’s previous bank facilities and will be used, in part, to fund working capital of the Company and for other general corporate purposes.

The interest rate on Revolver A is LIBOR plus 3.0% or the reference rate as announced by Wachovia Bank (the “Reference Rate”) plus 0.5%. The interest rate on Revolver B is (1) 9.0% plus the greater of 4.25% and LIBOR or (2) 7.0% plus the greater of 6.25% and the Reference Rate. The weighted average interest rate for fiscal year 2006 was 7.6% and 15.1% on Revolver A and Revolver B, respectively. The fair market value of the Financing Agreement at July 1, 2006 was approximately its carrying value.

The Financing Agreement contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax, and depreciation and amortization expenses. The Company is required to reduce the outstanding principal amount of Revolver B to specific amounts by the end of the Company’s second fiscal quarter. The principal amount as of January 3, 2007 is to be less than $53,000. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents and investments in excess of $2,000 for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement.

The Financing Agreement also contains covenants including limitations on liens, indebtedness, dispositions, acquisitions, mergers, consolidations, changes in the nature of business, loans, advances, investments, sale and leaseback transactions, capital expenditures, transactions with affiliates, dividends and other payments, issuances of capital stock and excess cash. The Financing Agreement contains customary events of default, including certain changes in control of the Company. The Company is currently in compliance with the covenants of the Financing Agreement.

The Company has pledged or assigned a security interest in substantially all of its assets to secure payment of its indebtedness and other obligations under the Financing Agreement. Significant stockholders, GE Investment Private Placement Partners II, L.P. (“GEI”) and Warburg, Pincus Ventures, L.P. (“Warburg,” and together with GEI, the “Equity Sponsors”), have guaranteed the payments of the Revolver B obligations and associated costs (the “Guaranteed Obligations”). This guaranty is limited in amount to the lesser of (i) the aggregate amount of interest paid to the Equity Sponsors after March 23, 2004 in respect of the Senior Notes (as defined below) held by such Equity Sponsors and their affiliates and (ii) the aggregate amount of the outstanding Guaranteed Obligations.

The Company’s ability to meet the covenants in the Financing Agreement will be dependent upon the Company’s future performance, which will be subject to general economic conditions and financial operations. There can be no assurance that the Company’s future performance will not be affected negatively by changes in the above factors to such a degree that it affects the Company’s ability to meet covenants in the Financing Agreement.

As of July 1, 2006, the Company had letters of credit outstanding totaling $202 under the Financing Agreement, as required by certain insurance policies.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

Subordinated Promissory Notes

On December 21, 2004, Eagle issued an unsecured Subordinated Promissory Note in favor of DFA for the aggregate principal amount of $12,000 (the “DFA Note”, and together with the Milnot Note, the “Acquisition Notes”) and on December 23, 2004, the Company issued the Milnot Note, each in connection with the Milnot Acquisition. Each of the Acquisition Notes bears interest at 90-Day LIBOR plus two percent (2%) per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company ( as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The weighted average interest rate on the Acquisition Notes for fiscal year 2006 was 6.2%.

The Acquisition Notes accelerate upon an Event of Default, which shall be deemed to occur if (i) Eagle fails to pay when due and payable (whether at maturity or otherwise) the principal payment on the DFA Note or the Milnot Note, as applicable, together with accrued and unpaid interest thereof within five (5) business days after the due date thereof, (ii) Eagle breaches any term of the DFA Note or the Milnot Note, as the case may be, and fails to remedy the same within thirty (30) days following receipt of notice of such breach from DFA or MHC, as applicable; (iii) an Insolvency Event occurs; or (iv) the Revolving Financing Facility has become due and payable in full by acceleration prior to maturity. The Revolving Financing Facility must be paid in full before the Acquisition Notes are paid. The Acquisition Notes rank on parity with Eagle’s Senior Notes.

In accordance with APB Opinion No. 21, “Interest on Receivables and Payables,” the Company recorded the Acquisition Notes at the present value using the Company’s current interest rate for long-term borrowings at the debt issuance date. The purchase price of the Milnot Acquisition has been adjusted by $371 for the discount on the Milnot Note. The DFA Note has been discounted by $2,304 in conjunction with DFA’s purchase of Holdings’ common stock. The discount is amortized over the term of the Acquisition Notes using the effective interest method.

9. Income Taxes:

The Company assesses the recoverability of the deferred tax assets and records a valuation allowance when it is probable that any or all of the deferred tax assets will not be realized. The Company has recorded a $63,504 valuation allowance for the net deferred tax assets and net operating loss carry forwards as of July 1, 2006. The Company maintains a full valuation allowance for its net deferred tax assets and net operating loss carry forwards, as sufficient positive evidence does not exist to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

In determining the amount of the deferred tax asset valuation allowance, the Company estimated the current tax deductibility of certain costs and charges, and evaluated the fair market value of the Company in comparison to the tax value. These estimates are subject to change. Any differences between these current estimates and actual values determined at a future date will result in a change to the valuation allowance and will be recorded at that date.

A comparative analysis of the Company’s expense for income taxes from earnings before income taxes and cumulative effect of accounting change consisted of the following:

	July 1, 2006	July 2, 2005	July 3, 2004
Federal	$—	$—	$—
State	150	37	73

	$150	$37	$73

At July 1, 2006, the Company had $160,199 of accumulated net operating loss carry forwards for tax reporting purposes. The tax net operating losses expire, if unused, beginning in 2026.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

Reconciliation of the differences between income taxes computed at Federal statutory rates and the consolidated expense (benefit) for income taxes on earnings before income taxes and cumulative effect of accounting change are as follows:

	July 1, 2006	July 2, 2005	July 3, 2004
Income tax expense (benefit) computed at the Federal statutory tax rate	$(3,994)	$(2,999)	$(847)
State tax expense (benefit), net of Federal tax benefits	(460)	(3,291)	13
Valuation allowance	4,604	6,247	907
Other	—	80	—

	$150	$37	$73

Deferred tax assets and liabilities consisted of the following:

	July 1, 2006	July 2, 2005	July 3, 2004
Net operating loss carry forward	$62,539	$54,063	$49,393
Intangible assets	(1,632)	4,421	2,265
Property and equipment	(529)	1,054	609
All other assets	3,211	2,384	1,988
All other liabilities	(85)	(108)	(57)
Valuation allowance	(63,504)	(61,814)	(54,198)

Net deferred tax asset	$—	$—	$—

10. Supplemental Information:

Other accrued liabilities consisted of the following:

	July 1, 2006	July 2, 2005
Other accrued liabilities:
Customer allowances	$2,179	$3,027
Insurance accruals	686	1,161
Coupon accrual	489	544
Broker commissions	439	410
Compensation and related accruals	1,102	1,781
Other	2	17

Total other accrued liabilities	$4,897	$6,940

11. Redeemable Preferred Stock:

In November 2004, Holdings effected a recapitalization of its existing Common Stock, Series A Non-Voting Preferred Stock (the “Series A Preferred Stock”), and Series B Non-Voting Preferred Stock (the “Series B Preferred Stock”) (the “Recapitalization”). In order to effect the Recapitalization, Holdings (i) amended its Certificate of Incorporation (as amended on November 23, 2004) (the “Certification of Incorporation”), to provide for (A) an increase in the authorized shares of Common Stock from 1,200,000 to 2,750,000 and (B) authorization of its Series I Preferred Stock and (ii) entered into Contribution and Exchange Agreements (together, the “Contribution and Exchange Agreements”) with its existing equity holders (the “Existing Stockholders”), Warburg, GEI and Mr. Craig A. Steinke, Chief Executive Officer, Chief Financial Officer and President of Holdings pursuant to which the Existing Stockholders contributed and exchanged their existing shares of Common Stock, Series A Preferred Stock (plus accrued and unpaid dividends) and Series B Preferred Stock (plus accrued and unpaid dividends) as applicable, for shares of Common Stock.

For accounting purposes, the Recapitalization has been treated as an extinguishment of Series A Preferred Stock and Series B Preferred Stock. The fair value of Common Stock exchanged was $6,425 and the carrying value of

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

Series A Preferred Stock and Series B Preferred Stock aggregated to $172,343. The resulting extinguishment gain of $165,918 (“Extinguishment Gain”) has been reflected as an adjustment to accumulated deficit. The Company’s final valuation of the Recapitalization is based on the fair value of the Common Stock exchanged using the value assigned to Common Stock issued to DFA.

On November 23, 2004, Mid-Am, an affiliate of DFA, invested $6,000 into Holdings for 150 shares of Series I Preferred Stock at a par value of $0.01 per share (the “Series I Stated Value”). Based on an independent appraisal, the Company recorded the value of the Series I Preferred Stock at $5,100, less an allocation of cost of issuance. The excess of cash received from Mid-Am over the appraised value of the Series I Preferred Stock was recorded as additional paid-in capital. The Series I Preferred Stock provides for the accretion of preferential cumulative dividends at an annual rate of 10%, compounded quarterly to a liquidation value. Dividends are payable as declared by the Holdings’ Board of Directors and shall be paid before any dividends shall be set apart for or paid upon the Common Stock of Holdings, par value $0.01 per share (the “Common Stock”).

In the event of liquidation, dissolution, or winding up, the holders of shares of Series I Preferred Stock are entitled to be paid out of the assets of Holdings available for distribution to its stockholders before any payment is made to the holders of stock junior to the Series I Preferred Stock. Holders of Series I Preferred Stock are not entitled to vote on any matters presented to the stockholders of Holdings. However, the affirmative vote or written consent of the holders of at least two-thirds of the then outstanding shares of Series I Preferred Stock is required to amend, alter, or repeal the preferences, special rights or other powers of the Series I Preferred Stock. The Series I Preferred Stock is subject to mandatory redemption at a price per share equal to the Stated Value of Series I Preferred Stock plus all accretion thereon upon (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings’ outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding.

Cumulative accrued dividends on the Series A Preferred Stock and Series B Preferred Stock totaled $76,712, at July 3, 2004, and were subsequently contributed and exchanged as part of the Recapitalization. Cumulative accrued dividends on the Series I Preferred Stock were $1,029 as of July 1, 2006. The cumulative accrued dividends are reflected as an increase in the preferred stock value and an increase in the accumulated deficit. In fiscal year 2006, the preferred stock dividends have been reported on the Consolidated Statements of Operations in computing net gain attributable to common stockholders. In fiscal year 2005, the Extinguishment Gain and the preferred stock dividends have been reported on the Consolidated Statements of Operations in computing net gain attributable to common stockholders. In fiscal year 2004, the accretion of the preferred stock dividends has been reported on the Consolidated Statements of Stockholders’ Equity (Deficit) and Other Comprehensive Loss.

12. Commitments and Contingencies:

The Company leases buildings and equipment under various non-cancelable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. The minimum lease payments are $558, $305, $222, $174, $83, and $41 for fiscal year 2007, fiscal year 2008, fiscal year 2009, fiscal year 2010, fiscal year 2011, and thereafter, respectively. The Company’s rent expense for fiscal year 2006 was $911.

Employment Agreement and Arrangements. The Company has an employment agreement with the Chief Executive Officer and has employment arrangements with certain other key executives which provide for annual salaries, bonuses and severances and include non-compete and non-solicitation provisions.

13. Stock Options and Restricted Stock:

The Company has a 1998 Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, and restricted stock to officers, key employees, directors and consultants of the Company at the discretion of a committee of the Board of Directors. As amended on January 5, 2000, a total of 206,150 shares of common stock may be awarded under the Incentive Plan, subject to certain adjustments reflecting changes in Holdings’ capitalization.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

Grants of options and the periods during which such options can be exercised, and grants of restricted stock and the periods during which such grants become unrestricted and vest are at the discretion of a committee. As of July 1, 2006, there were no stock options or restricted stock outstanding, except as noted below.

On November 23, 2004, the Company granted a restricted stock award under the Incentive Plan of 50,700 shares of the Common Stock of Holdings at a fair value of $853, with a vesting period of three years. The Company’s final valuation of the restricted stock award is based on the fair value of the Common Stock exchanged using the value assigned to Common Stock issued to DFA. The unearned compensation is shown as a reduction of stockholders’ deficit in the accompanying Consolidated Balance Sheets of Holdings. Unearned compensation is amortized ratably over the restricted period. The amortized expense for the period ended July 1, 2006 was $284.

A summary of restricted stock transactions for the fiscal year 2006, fiscal year 2005, and fiscal year 2004 is as follows:

	Shares of Restricted Stock	Fair Market Value at Issuance Date
Outstanding at June 28, 2003	84,882	43
Cancelled	(45,047)	(38)

Outstanding at July 3, 2004	39,835	5
Cancelled	(39,835)	(5)
Granted	50,700	853

Outstanding at July 2, 2005	50,700	$853
Cancelled	—	—
Granted	—	—

Outstanding at July 1, 2006	50,700	$853

Unearned compensation is charged for the fair value of the restricted shares granted and issued in accordance with the Incentive Plan. The unearned compensation is shown as a reduction of stockholders’ deficit in the accompanying Consolidated Balance Sheets of Holdings. Unearned compensation is amortized ratably over the restricted period.

14. Retirement Plan:

The Company sponsors a defined contribution 401(k) retirement plan. Participation in this plan is available to all employees who have completed certain minimum service requirements. Company contributions to this plan are based on a percentage of employees’ annual compensation. The costs of this plan were $248, $270, and $222 for fiscal year 2006, fiscal year 2005, and fiscal year 2004, respectively.

The Company sponsors a defined benefit plan covering all eligible union employees (“Benefit Plan”) from the Wellsboro and Starkville plants and provides a defined benefit based on years of service. The Wellsboro and Starkville plants were closed on April 30, 2005 and October 28, 2005, respectively. The Company does not sponsor defined benefit plans at its other plant locations. The following tables present information about benefit obligations, plan assets, annual expense, net periodic benefit costs, and other assumptions about the Company’s Benefit Plan as of June 30 for fiscal year 2006 and as of December 31 for fiscal year 2005 and fiscal year 2004. In fiscal year 2006, the Company changed the measurement date of the Benefit Plan from December 31 to June 30. This change did not have a material impact on prior years’ consolidated financial position or results of operations.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

	Period Ended
	June 30, 2006	December 31, 2004
Change in benefit obligation
Benefit obligation at beginning of year	$596	$425
Service cost	41	68
Interest cost	47	27
Benefits paid	(108)	(6)
Assumption changes	—	69
Experience losses	(24)	13

Benefit obligation at end of year	$552	$596

Change in plan assets
Fair value of plan assets at beginning of year	$407	$304
Employer contribution	225	90
Benefits paid	(108)	(6)
Interest earned	37	16
Dividends earned	—	3

Fair value of plan assets at end of year	$561	$407

	Period Ended
	June 30, 2006	December 31, 2004
Funded Status
Benefit obligation	$552	$596
Fair value of plan assets	561	407

Funded Status	$(9)	$189

Weighted average assumptions
Discount rate	6.38%	5.75%
Expected rate of return	6.50%	6.50%

	June 30, 2006	December 31, 2004	December 31, 2003
Components of net periodic benefit cost
Service cost	$41	$68	$60
Interest cost	47	27	21
Expected return on plan assets	(45)	(19)	(16)
Amortization of net (gain) loss	17	9	6

Net periodic benefit cost before curtailment loss	$60	$85	$71

Curtailment loss	120	—	—

Net periodic benefit cost	$180	85	$71

As a result of the Wellsboro and Starkville plant closures, a curtailment loss of $120 was recognized in fiscal year 2006. In previous fiscal years, unrecognized prior service costs were amortized over the estimated remaining service period for Benefit Plan participants.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

The weighted average asset allocations for the Benefit Plan as of June 30, 2006 and December 31, 2004 are as follows:

	Period Ended
	June 30, 2006	December 31, 2004
Asset Category
Equity Funds	85%	49%
Cash and Money Market Funds	15	51

Total	100%	100%

The investment objective for the Benefit Plan is to secure the benefit obligations to participants at a reasonable cost to the Company. The asset portfolio is broadly diversified across a number of mutual funds. The investment allocation varies annually. Generally, the asset allocation will approximate up to 25% in international funds, and the balance is invested in a mix of mutual funds including: large and small cap funds, capital appreciation funds, and S&P index funds. The Company’s goal is to optimize the long-term return on plan assets at a moderate level of risk. The expected rate of return on plan assets is determined by the asset allocation, historical investment performance, and estimated future long-terms returns by asset class.

As of July 1, 2006 and July 2, 2005, the amounts recognized in the consolidated balance sheet were in prepaid pension, $53 and $0, pension liability, $0 and $220, and in other comprehensive income, $0 and $197, respectively. The Company expensed $124, $100, and $77 in fiscal year 2006, fiscal year 2005, and fiscal year 2004, respectively. The Company anticipates contributing $84 to fund its Benefit Plan during the twelve-month period ending June 30, 2007.

Estimated benefit payments for future years are as follows:

2007	$16,442
2008	$20,712
2009	$23,596
2010	$24,615
2011	$26,399
2012-2016	$153,043

15. Related Transactions:

The Company secures its milk requirements for its El Paso Plant through a long-term milk supply agreement with DFA. A member of the Board of Directors of the Company since November 23, 2004 is associated with DFA. The pricing of milk will be established monthly through the Federal Order System. The milk premium was established based on the market rate in the El Paso, Texas area, and is fixed for the duration of the contract. In addition, the Company periodically purchases milk from DFA on a spot market basis for the Seneca, Missouri plant.

The Company entered into a tolling agreement with DFA, a 43% owner of the voting stock of Holdings. Under this agreement, the Company, from time to time, will process raw milk supplied and owned by DFA into non-fat dry milk powder (“milk powder”). DFA will reimburse the Company for the costs associated with processing milk into milk powder. These costs include labor, energy costs, supplies and packaging, and other manufacturing overhead costs (“milk powder cost”). Throughout this process, the milk delivered by DFA and processed into milk powder remains the property of DFA. There are no minimum requirements that DFA must meet, and they may secure alternative milk powder processors to provide this service. Each year DFA will provide the Company with a forecast of milk volume expected to be processed into milk powder. The Company will only process milk powder when excess capacity exists beyond the Company’s canned milk processing requirements. The reimbursement representing recovery of milk powder cost is recorded in net sales, and totaled $3,627 and $0, in fiscal year 2006 and fiscal year 2005, respectively.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements - continued

(Dollars in Thousands Except Share Data)

16. Subsequent Events:

On August 11, 2006, the Company sold its sweetened condensed milk plant located in Starkville, Mississippi (the “MS Plant”). The Company expects to record a gain of approximately $0.8 million on the sale of the MS Plant in fiscal year 2007.

On August 18, 2006, the Company entered into an Eighth Amendment to Financing Agreement (the “Eighth Amendment”) by and among Holdings, as guarantor, Eagle, as borrower, certain financial institutions from time to time party thereto, Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Wachovia Bank, National Association formerly known as Congress Financial Corporation (Central) (“Wachovia”), as administrative agent for the Lenders. The Eighth Amendment (i) increased the Revolver A credit commitment to $40,000 for the period August 15, 2006 through November 15, 2006, and (ii) amended certain financial covenants for the period August 2006 through December 2006.

Schedule II

Eagle Family Foods Holdings, Inc.

Valuation and Qualifying Accounts

(Dollars in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts		Deductions	Balance at end of period
Deferred income tax valuation allowance
For the year ended July 1, 2006	$61,814	4,604	(2,914	)(3)	—	$63,504
For the year ended July 2, 2005	$54,198	6,247	1,369	(1)	—	$61,814
For the year ended July 3, 2004	$53,291	907	—		—	$54,198

Allowance for Doubtful Accounts
For the year ended July 1, 2006	$289	(100)	73		—	$116
For the year ended July 2, 2005	$149	72	68	(2)	—	$289
For the year ended July 3, 2004	$183	72	—		106	$149

(1)	Represents the valuation allowance established against the deferred tax assets acquired with the Milnot Company acquisition. The Milnot Company was acquired on December 23, 2004.
(2)	Represents the acquired allowance for doubtful accounts for the Milnot Company.
(3)	Represents the final purchase price adjustments related to the Milnot Company acquisition.